Form 10-Q
period 2008-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2008-11-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 9,061,750.

FORM 10-Q
West Mountain Asset Management, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Asset Management, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Balance Sheets
(unaudited)
		December 31,
	September 30,	2007 (Derived
	2008	from audited
	(unaudited)	statements)
Assets
Cash and cash equivalents	$135,270	$53,405
Certificates of deposit	205,176	300,000
Accounts Receivable	27,104	-
Prepaid expenses	4,159	3,870
Property and equipment, net	10,961	8,312
Total assets	$382,670	$365,587

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$970	$13,582
Accrued liabilities	2,495	10,150
Total liabilities	3,465	23,732

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding
Additional paid-in-capital	362,253	362,253
Income (deficit) accumulated during development stage	7,890	(29,460)
Total shareholders' equity	379,205	341,855
Total liabilities and shareholders' equity	$382,670	$365,587

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statements of Operations

					October 18, 2007
	Three months ended		Nine months ended		(Inception) Through
	September		September		September 30,
	2008	2007	2008	2007	2008

Revenue:	$27,104	$-	$77,651	$-	$77,651

Operating Expenses
Sales, general and administrative expense	10,755	-	47,894	-	77,354
Total operating expenses	10,755	-	47,894	-	77,354

Net income from operations	16,349	-	29,757	-	297

Other income(expense)
Other income	2,239	-	7,593	-	7,593
Net income before income taxes	18,588	-	37,350	-	7,890

Net income	$18,588	$-	$37,350	$-	$7,890

Basic and diluted income per share	$0.00		$(0.00)
Basic and diluted weighted average common
shares outstanding	9,061,750		9,061,750

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For nine months ended September 30, 2008
(unaudited)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated
		Par		Par	Paid-In	Earnings During
	Shares	Value	Shares	Value	Capital	Development Stage	Total

Balance at December 31, 2007	-	$-	9,061,750	$9,062	$362,253	$(29,460)	$341,855

Net income, for nine months ending
September 30, 2008	-	-	-	-	-	37,350	37,350
Balance at September 30, 2008	-	$-	9,061,750	$9,062	$362,253	$7,890	$379,205

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			October 18, 2007
			(Inception)
	For nine months ended		Through
	September		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net income	$37,350	$-	$7,890
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,137	-	2,375
Changes in operating assets and operating liabilities:
Prepaid expenses	(289)	-	(4,159)
Accounts receivable	(27,104)	-	(27,104)
Accounts payable and accrued liabilities (note 1)	(20,267)	-	3,465
Net cash (used in) operating activities	(8,173)	-	(17,533)

Cash flows from investing activities:
Payments for property and equipment (note 3)	(4,786)	-	(13,336)
Proceeds from certificates of deposit	94,824	-	(205,176)
Net cash (used in) operating activities	90,038	-	(218,512)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	371,315
Net cash provided by financing activities	-	-	371,315
Net change in cash	81,865	-	135,270

Cash and cash equivalents, beginning of period	53,405	-	-

Cash and cash equivalents, end of period	$135,270	$-	$135,270

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

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 3 to 6 months.  In May 2008 the Company re-invested in a 6-month certificate of deposit in the amount of $203,237 with Bank A.  For the quarter ended September 30, 2008 the Company recorded $1,939 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank A	$203,237	$1,939	Oct 2008	2.40%

In August 2008 the Company re-invested in a 3-month certificate of deposit in the amount of $99,000 with Bank B that has a maturity date of November 2008.  This amount is reported in the cash and cash equivalents line item on the balance sheet.  For the quarter ended September 30, 2008 the Company recorded $298 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank B	$99,000	$298	Nov 2008	3.54%

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during the month of December 2007 at a value of $8,550.  In September 2008 the Company placed in service, a computer in the amount of $4,786.  For the nine months ended September 30, 2008 the Company has recorded $2,137 in depreciation expense.

(4)   Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses through June 30, 2008. The net income earned for the third quarter ended September 30, 2008 were applied against the prior losses resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

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

A total of 9,061,750 shares were issued for a total cash price of $371,315.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of September 30, 2008 the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

(6)    Related Parties

For the third quarter ended September 30, 2008 the Company recorded $27,104 in revenue for management fees charged to WestMountain Prime, LLC, a related party through its ownership interest in WestMountain Blue, LLC.  For the period inception through September 30, 2008 the Company recorded $77,651 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income fees based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.  As of September 30, 2008 the Company did not have a balance due to Bohemian Companies, LLC.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the three months ending September 30, 2008 was $10,755 and for the nine months period ending September 30, 2008 was $47,894.   October 18, 2007 (inception) through June 30, 2008 administrative expenses was $77,354.  The majority of the costs were attributable to professional and contract services.

(8)    Concentration of Credit Risk

Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2008 the Company has $143,599 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Customers

The Company had one customer as of September 30, 2008 (see Note 6).  This customer pays fees to the Company based on the size of the funds that are managed and incentive income based on the performance of these funds.   The asset management agreement with this customer may be cancelled by the customer at any time.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2008 and from inception through September 30, 2008.  We had revenues of $27,104 for the quarter and $77,651 nine months ended September 30, 2008. We had $77,651 from inception through September 30, 2008.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,755 for the quarter ended September 30, 2008, compared to $47,894 for the nine months ended September 30, 2008, and $77,354 from inception through September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $18,588 for the quarter ended September 30, 2008, compared to net income of $37,350 for the nine months ended September 30, 2008, and a net income of $7,890 from inception through September 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on September 30, 2008 were $135,270.

Cash flows used in operating activities were $8,173 for the nine months ended September 30, 2008, compared to $17,533 from our inception on October 13, 2007 through September 30, 2008.

Net cash provided by investing activities was $90,038 for the nine months ended September 30, 2008, compared to net cash used by investing activities of $218,512 from our inception on October 13, 2007 through September 30, 2008. We purchased certificates of deposit during this period.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2008, compared to $371,315 from our inception on October 13, 2007 through September 30, 2008.  These cash flows were all related to sales of stock.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we are only profitable in our most recent fiscal quarter and for the nine months ended September 30, 2008. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

*	our ability to find suitable investments; and

*	our ability to generate revenues.

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

            We have begun to generate revenues and are only recently profitable. As of September 30, 2008, we had a cash position of $135,270 and an additional $205,176 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

   A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

*	the net asset value of the assets under management to decrease, lowering management fees;

*	lower investment returns, reducing incentive income;

*	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

*	investor redemptions, resulting in lower fees.

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
.
       Of our total outstanding shares as of September 30, 2008, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2008.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)