Form 10-K
period 2008-12-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2009-03-31
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date March 27, 2009, was 9,061,750.

FORM 10-K

WestMountain Asset Management, Inc.

INDEX

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

Narrative Description of the Business

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

We have a proprietary investment screening process to make our investments.  This process is based upon the experience of Mr. Klemsz and outside consultants as we develop our company.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Operations

We act as an asset manager by raising, investing and managing private equity and direct investment funds. We earn management fees based on the size of the funds that we oversee and incentive income based on the performance of these funds. Our company has no prior history of operating as an asset management advisory firm.

We have a proprietary investment screening process to make our investments.  This process is based upon the experience of our management team and outside consultants.

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

        We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.   On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term ending December 31, 2009.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Backlog

At December 31, 2008, we had no backlogs.

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

Proprietary Information

           We have a proprietary investment screening process to make our investments.  Otherwise, we own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office located at our principal office,123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 530-0325.

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

Risks Related to Our Business and Industry

We have a limited operating history, and, with the exception of our most recent fiscal year end, have never been profitable.  As a result, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, with the exception of our most recent fiscal year end ,we have never been profitable. There can be no guarantee that we will continue to be profitable, and, as a result, we could go out of business.

Because we have a history of loss, our accountants have expressed doubts about our ability to continue as a going concern.

      For our audit dated December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable investments; and

●	our ability to generate significant revenues.

       Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

            We have generated limited revenues from our inception. As of December 31, 2008, we had a cash position of $215,975  and an additional $100,345  in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

       Of our total outstanding shares as of March 27, 2009, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 530-0325. Our initial office is leased from an unaffiliated third party under a monthly lease at the rate of $163 per month.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 27, 2009, there were sixty-two record holders of our common stock and there were 9,061,750 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009.

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

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the year ended December 31, 2008 we had revenue of $113,436 . In comparison for the year ended December 31, 2007 we had no revenue. From our inception on October 18, 2007 through December 31, 2008, we generated a total of $113,436 in revenue.

Operating expenses, which consisted solely of general and administrative expenses, were $64,002 and $29,460 respectively for the years ended December 31, 2008 and 2007. For the period from our inception on October 18, 2007 through December 31, 2008, our operating expenses are $93,462. The major component of general and administrative expenses is professional fees.

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

For the year ended December 31, 2008 we had net income of $916. In comparison for the year ended December 31, 2007 we had a loss of $29,460 We had a net loss of $28,544 for the period from our inception on October 18, 2007 through December 31, 2008.

For the year ended December 31, 2008 we had a profit, although we recorded a loss of $50,000 from an investment. We currently own more than 20% and less than 50%  in Marine Exploration, Inc., a Colorado corporation.  Any net income or net loss must be recorded against our investment, not to exceed the original investment of $50,000.  Since Marine Exploration, Inc. recorded a significant loss over and above our percentage ownership of the loss, we recorded the loss at the amount of the total investment, or $50,000. As a result, this is a non-recurring loss.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $65,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of December 31, 2008, we had cash or cash equivalents of $215,975.

For the fiscal year ended December 31, 2008 net cash used in operating activities was $57,285 compared to net cash used in operating activities for the fiscal year ended December 31, 2007 of $9,360. Net cash used by operating activities was $66,645 from our inception on October 18, 2007 through December 31, 2008.

      For the fiscal year ended December 31, 2008 net cash provided by investing activities was $144,855 compared to net cash used in investing activities for the fiscal year ended December 31, 2007 of $308,550.  Cash flows used in investing activities were $163,695 from our inception on October 18, 2007 through December 31, 2008.  We purchased certificates of deposit of varying amounts during these periods.  In addition, during the 4th quarter of 2008 we recorded a loss in the amount of $50,000 which was associated with a long-term investment.

      For the fiscal year ended December 31, 2008 net cash flows provided by financing activities were $75,000 compared to net cash flows provided by financing activities for the fiscal year ended December 31, 2007 of $371,315.  Cash flows provided by financing activities were $446,315 from our inception on October 18, 2007 through December 31, 2008.  In 2007 these cash flows were all related to sales of stock.  In 2008 the Company recorded a notes payable of $75,000 from a related party.  Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can develop sufficient revenue within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations.   Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transactions at the acquisition-date fair value with limited exceptions.  SFAS No. 141 R will change the accounting treatments and disclosure for certain specific items in a business combination.  SFAS No. 141 R applies prospectively to business combinations for with the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following exist in GAAP until January 1, 2009.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.  The Company has not determined the impact on its financial statements on this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company has not determined the impact on its financial statements of this accounting standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Asset Management, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at December 31, 2008 and 2007	19

Statements of Operations for the year ended December 31, 2008 and for the period October 18, 2007 (inception) through December 31, 2007 and for the period from October 18, 2007 (inception) to December 31, 2008	20

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) to December 31, 2008	21

Statements of Cash Flows for the year ended December 31, 2008 and for the period October 18, 2007 (inception) to December 31, 2007 and for the period from October 18, 2007 (inception) to December 31, 2008	22

Notes to Financial Statements	F-16 – F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Asset Management, Inc.

We have audited the accompanying balance sheet of WestMountain Asset Management, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, for the period from October 18, 2007 (inception) through December 31, 2007 and the period from October 18, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Asset Management, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from October 18, 2007 (inception) through December 31, 2007 and the period from October 18, 2007 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

During 2008, 100% of the Company’s revenue ($113,436) was earned from two related parties.  In addition, during 2008 the Company paid a third related party $22,000 for administrative services.  Related party transactions are not considered to be arm’s length transactions under GAAP (see Note 6).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has accumulated losses totaling $28,544 since its inception.  In addition, the Company is in the development stage with a limited operating history.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 27, 2009

WestMountain Asset Management, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2008 and 2007

	December 31,
Assets	2008	2007
Cash and cash equivalents (note 1 and note 8)	$215,975	$53,405
Certificates of deposit (note 2)	100,345	300,000
Accounts Receivable (note 1 and note 6)	29,713	-
Prepaid expenses	3,196	3,870
Property and equipment, net of accumulated depreciation	9,862	8,312
of $3,488 (2008) and $238 (2007) (note 3)
Investment, at fair value (note 1 and note 9)	6,072	-
Deposit (note 9)	70,155	-
Total assets	$435,318	$365,587

Liabilities and Shareholders' Equity
Liabilities
Accounts payable (note 1)	$2,031	$13,582
Income tax payable (note 4)	5,692	-
Note payable, related party (note 6)	76,899	-
Accrued liabilities	7,925	10,150
Total liabilities	92,547	23,732

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2008 and 2007
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2008 and 2007
Additional paid-in-capital	362,253	362,253
Deficit accumulated during development stage	(28,544)	(29,460)
Total shareholders' equity	342,771	341,855
Total liabilities and shareholders' equity	$435,318	$365,587

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statement of Operations
For the year ended December 31, 2008 and for the
period October 18, 2007 (inception) through December 31, 2007 and for the period October 18, 2007 (inception) to December 31, 2008

	For the	October 18, 2007	October 18, 2007
	year ended	(Inception)	(Inception)
	December 31,	Through December 31,	Through December 31,
	2008	2007	2008
Revenue:
Advisory Fees (note 6)	$6,072	$-	$6,072
Management Fees (note 6)	107,364	-	107,364
Total Revenue	113,436	-	113,436

Operating Expenses (note 7)
Sales, general and administrative expense	64,002	29,460	93,462
Total sales, general and administrative expenses	64,002	29,460	93,462

Net income (loss) from operations	49,434	(29,460)	19,974

Other income/(expense)
Interest income	9,073	-	9,073
Interest expense	(1,899)	-	(1,899)
Losses equity method investees (note 1 and note 9)	(50,000)	-	(50,000)
Total Other income/(expense)	(42,826)	-	(42,826)
Net income (loss) before income taxes	6,608	(29,460)	(22,852)

Provision for income taxes (note 4)	5,692	-	5,692
Net income (loss)	$916	$(29,460)	$(28,544)

Basic and diluted loss per share	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the year ended December 31, 2008 and for the
period October 18, 2007 (inception) through December 31, 2007
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold at
$0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold at
$0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold at
$0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold at
$0.10 per share	-	-	486,750	487	48,188	-	48,675

Net loss, October 18, 2007 (inception) through
December 31, 2007	-	-	-	-	-	(29,460)	(29,460)

Balance at December 31, 2007	-	-	9,061,750	9,062	362,253	(29,460)	341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	916

Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$342,771

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2008 and for the
period October 18, 2007 (inception) through December 31, 2007
and for the period October 18, 2007 (inception) to December 31, 2008	For the	October 18, 2007	October 18, 2007
	year ended	(Inception)	(Inception)
	December 31,	Through December 31,	Through December 31,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$916	$(29,460)	$(28,544)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 3)	3,250	238	3,488
Loss on investments (note 1 and note 9)	50,000	-	50,000
Stock received for advisory services	(6,072)	-	(6,072)
Changes in operating assets and operating liabilities:
Prepaid expenses	674	(3,870)	(3,196)
Accounts receivable (note 1 and note 6)	(29,713)	-	(29,713)
Deposits (note 9)	(70,155)	-	(70,155)
Accounts payable and accrued liabilities (note 1)	(11,877)	23,732	11,855
Income tax payable (note 5)	5,692	-	5,692
Net cash provided by(used in) operating activities	(57,285)	(9,360)	(66,645)

Cash flows from investing activities:
Payments for property and equipment (note 3)	(4,800)	(8,550)	(13,350)
Payments from Certificates of deposit (note 2)	199,655	(300,000)	(100,345)
Payment for investments (note 1 and note 9)	(50,000)	-	(50,000)
Net cash provided by(used in) investing activities	144,855	(308,550)	(163,695)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	371,315	371,315
Proceeds from notes payable, related parties (note 6)	75,000	-	75,000
Net cash provided by financing activities	75,000	371,315	446,315
Net change in cash	162,570	53,405	215,975

Cash and cash equivalents, beginning of period	53,405	-	-

Cash and cash equivalents, end of period	$215,975	$53,405	$215,975

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.  The company’s plan is to manage investments.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At December 31, 2008 there was $100,030 in cash equivalents.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities.  At December 31, 2008, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

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

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. As of December 31, 2008, management recorded the reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the year ended December 31, 2008 the company did not record any allowance against our accounts receivable balance.

Long Term Investments
The Company has recorded long term investments using the equity method of accounting for investments.  The Company currently owns more than 20% and less than 50%  in Marine Exploration.  The Company currently owns 175,000,000 shares of common stock in Marine Exploration, which represents 49% of total outstanding shares.  Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000.  Since Marine Exploration recorded a significant loss over and above the Company’s percentage ownership of the loss, the Company recorded the loss at the amount of the total investment, or $50,000.

The Company’s other investment in Across America Financial Services, Inc.(Financial Services) is recorded at the original investment amount as the Company’s ownership is less than 20%.  It is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Financial Services.

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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 08.   In May 2008 the Company re-invested in a 6-month certificate of deposit and then again in October 2008 in the amount of $100,000.  For the year ended December 31, 2008 the Company recorded $5,920 in interest income from Bank A.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 08.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  For the year ended December 31, 2008, the Company recorded $2,117 in interest income from Bank B.

In August 2008 the Company invested 99,000 in a 3-month certificate of deposit with Bank C.  In November 2008 we re-invested in a 3 month certificate of deposit that will mature in February 2009. For the year ended December 31, 2008 the Company recorded $1,030 in interest income from Bank C.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at December 31, 2008.

As of December 31, 2008 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$100,345	$5,920	Apr 2009	2.08%

Bank B	$-0-	$2,117	June 2008

Bank C	$100,030	$1,030	Feb 2009	2.49%

(3)   Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during the month of December 2007 at a value of $8,550 and a purchase of a company computer and accessories during the last quarter of 2008 in the amount of $4,800.  For the years ended December 31, 2008 and 2007 the Company recorded $238 and $3,250 respectively for depreciation expense.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)   Income Taxes

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2008	2007

Current payable	$5,692	$-
Deferred income tax benefit	10,019	5,580
Adjustment of beginning of period valuation	(10,019)	(5,580)
allowance for deferred tax assets
Income tax expense, net, reported in the	$5,692	$-
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance increased by $4,439 and $5,580 for the years ended
December 31, 2008 and December 31, 2007. As of December 31, 2008 and 2007, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2008	2007
Net operating loss carry forwards	$-	$4,080
Depreciation/amortization of other	10,019	1,500
Total	10,019	5,580
Valuation allowance	(10,019)	(5,580)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2008	2007
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	0.00%	-18.94%
Effective tax rate	18.94%	0.00%

As of December 31, 2008 and 2007 the Company had US federal and state net operating loss carry forwards of approximately $14,935 and $21,543, respectively, which is expected to be fully utilized against 2008 federal and state income tax liabilities.

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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

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

A total of 9,061,750 shares were issued for a total cash price of $371,315.  As of December 31, 2008 the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We  compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $22,000 for the year ending December 31, 2008 and $-0- for the fiscal period ending December 31, 2007.  As of December 31, 2008 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2008 the Company recorded $107,364 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through December 31, 2008 the Company recorded $107,364 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2008 the Company recorded $29,713 as an accounts receivable that represents the fourth quarter management fees that are due the Company from WestMountain Prime, LLC.  This amount has been paid as of March 31, 2009.

For the year ended December 31, 2008 the Company recorded $6,072 in revenue for advisory fees charged to Across America Financial Services, Inc., a related party.  For the period October 18, 2007 (inception) through December 31, 2008 the Company recorded $6,072 in advisory fees.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

(7)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through December 31, 2008 was $93,462.  As of December 31, 2008 and 2007 operating expenses are $64,002 and $29,460 respectively.  Most of the expenses are related to professional fees that include legal, accounting and public filings.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2008 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)    Long Term Investments and Deposits

The Company invested in two companies, Marine Exploration and Across America Financial Services, Inc., in the 4th quarter of 2008.  Marine Exploration recorded a loss for the year ended December 31, 2008 in which the Company’s investment of $50,000 was written down to zero.  The investment in Across America Financial Services for $6,072 was associated with shares issued in exchange for worked performed by the Company.  See Note 1 for description of company accounting policies on investments.

A deposit of $35,078 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Financial Services for $122,771 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 day thereafter.  1,169,250 shares represent 59.6% ownership in Across America Financial Services.  If WestMountain Asset Management purchases the shares, Across America Financial Services would become a subsidiary of WestMountain Asset Management.

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 day thereafter.  1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  If WestMountain Asset Management purchases the shares, Across America Real Estate Exchange would become a subsidiary of WestMountain Asset Management.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	50	President, Treasurer, Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, nor have he received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay our officer and director.  Further, our officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer and director in the future.

 Our officers and director will receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 27, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,061,750 common shares were issued and outstanding as of March 27, 2009.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,050,000	88.8%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)	-0-
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	(3)	-0-
(one person)

______________

   (1)  All ownership is beneficial and of record, unless indicated otherwise.
   (2)  The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Blue, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We  compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $22,000 for the year ending December 31, 2008.  As of December 31, 2008 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2008 we recorded $107,364 in revenue for management fees charged to WestMountain Prime, LLC, a related party..  For the period October 18, 2007 (inception) through December 31, 2008 we recorded $107,364 in management fees.  We earns management fee based on the size of the funds managed, and incentive income based on the performance of the funds.  As of December 31, 2008 we recorded $29,713 as an accounts receivable that represents the fourth quarter management fees that are due us from WestMountain Prime, LLC.  This amount has been paid as of March 31, 2009.

For the year ended December 31, 2008 the Company recorded $6,072 in revenue for advisory fees charged to Across America Financial Services, Inc., a related party.  For the period October 18, 2007 (inception) through December 31, 2008 the Company recorded $6,072 in advisory fees.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $7,263 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $3,350 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

WESTMOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 31, 2009	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director