Form 10-Q
period 2009-03-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2009-05-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,061,750.

FORM 10-Q
West Mountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended March 31, 2009 and 2008 and for the period October 18, 2007 (inception) to March 31, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2008 through March 31, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2009 and 2008 and for the period October 18, 2007 (inception) through March 31, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Asset Management, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 8)	$332,006	$215,975
Certificates of deposit (note 2)	-	100,345
Accounts receivable (note 1 and note 6)	30,559	29,713
Prepaid expenses	4,894	3,196
Property and equipment, net of accumulated depreciation	8,750	9,862
of $4,600 (2009) and $3,488 (2008) (note 3)
Investment, at fair value (note 1 and note 9)	6,072	6,072
Deferred tax asset, net of allowance $9,750 (2009), and $10,019 (2008)	-	-
Deposit (note 9)	70,155	70,155
Total assets	$452,436	$435,318

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable (note 1)	$8,384	$2,031
Income tax payable (note 4)	3,626	5,692
Note payable, related party (note 6)	79,118	76,899
Accrued liabilities	3,275	7,925
Total liabilities	94,403	92,547

Shareholders' Equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding for 2009 and 2008	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
9,061,750 shares issued and outstanding for 2009 and 2008	9,062	9,062
Additional paid-in-capital	362,253	362,253
Deficit accumulated during development stage	(13,282)	(28,544)
Total shareholders' equity	358,033	342,771
Total liabilities and shareholders' equity	$452,436	$435,318

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
(unaudited)
			October 18, 2007
	For the quarter ended		(Inception)
	March 31,		Through March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Revenue:
Advisory fees	$-	$-	$6,072
Management fees (note 6)	30,559	17,384	137,923
Total revenue	30,559	17,384	143,995

Operating expenses: (note 7)
Sales, general and administrative expenses	10,883	23,672	104,345
Total sales, general and administraive expenses	10,883	23,672	104,345

Net income from operations	19,676	(6,288)	39,650

Other income/(expense)
Interest income	1,039	-	10,112
Interest expense	(2,219)	-	(4,118)
Loss on investment	-	-	(50,000)
Total other income/(expense)	(1,180)	-	(44,006)

Net income(loss) before income taxes	18,496	(6,288)	(4,356)

Provision for income taxes (note 4)	3,234	-	8,926
Net income(loss)	$15,262	$(6,288)	$(13,282)

Basic and diluted loss per share	$0.00	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2008 through March 31, 2009
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$342,771

Net income, for the year ended
March 31, 2009	-	-	-	-	-	15,262	15,262

Balance at March 31, 2009	-	$-	9,061,750	$9,062	$362,253	$(13,282)	$358,033

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
(unaudited)			October 18, 2007
	For the quarter ended,		(Inception)
	March 31,		Through March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income (loss)	$15,262	$(6,288)	$(13,282)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 3)	1,112	713	4,600
Loss on investments	-	-	50,000
Stock received for advisory services	-	-	(6,072)
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,698)	(144)	(4,894)
Accounts receivable (note 1 and note 6)	(846)	(17,384)	(30,559)
Deposits (note 9)	-	-	(70,155)
Accounts payable and accrued liabilities (note 1)	3,922	(15,581)	15,777
Income tax payable (note 5)	(2,066)	-	3,626
Net cash provided by (used in) operating activities	15,686	(38,684)	(50,959)

Cash flows from investing activities:
Payments for property and equipment (note 3)	-	-	(13,350)
Proceeds from Certificates of deposit (note 2)	100,345	-	-
Payments for investments (note 1 and note 9)	-	-	(50,000)
Net cash provided by(used in) investing activities	100,345	-	(63,350)

Cash flows from financing activities:

Proceeds from sale of common stock (note 5)	-	-	371,315
Proceeds from notes payable, related parties (note 6)	-	-	75,000
Net cash provided by financing activities	-	-	446,315
Net change in cash	$116,031	$(38,684)	$332,006

Cash and cash equivalents, beginning of period	215,975	53,405	-

Cash and cash equivalents, end of period	332,006	14,721	332,006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$5,300	$-	$5,300
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

(2)   Certificates of deposit

 In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 08.   In May 2008 the Company re-invested in a 6-month certificate of deposit and then again in October 2008 in the amount of $100,000.  For the quarter ended March 31, 2009 the Company recorded $516 in interest income from Bank A.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 08.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through March 31, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  In November 2008 we re-invested in a 3 month certificate of deposit that matured in February 2009. The Company re-invested in a 3 month certificate of deposit that matures May 2009.  For the quarter ended March 31, 2009 the Company recorded $519 in interest income from Bank C.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

As of March 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$100,861	$516	Apr 2009	2.08%

Bank B	$-0-	$-0-	June 2008

Bank C	$100,549	$519	May 2009	2.50%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during the month of December 2007 at a value of $8,550.  In September 2008 the Company placed in service, a computer in the amount of $4,800.  For the three months ended March 31, 2009 the Company has recorded $1,112 in depreciation expense.

(4)   Income Taxes

The provision of income taxes consists of the following:

	March 31,	December 31,
	2009	2008
Current payable	$3,234	$5,692
Deferred income tax benefit	$9,750	$10,019
Adjustment of beginning of period valuation
allowance for deferred tax assets	$(9,750)	$(10,019)
Income tax expense, net, reported in the
accompanying statement of operations	$3,234	$5,692

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance increased by $269 and $4,439 for the quarter ended
March 31, 2009 and the year ended December 31, 2008. As of March 31, 2009 and December 31, 2008, the components of the net deferred tax assets/(liabilities) are as follows:

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

	March 31,	December 31,
	2009	2008
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	$9,750	$10,021
Total	$9,750	$10,021
Valuation allowance	$(9,750)	$(10,021)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows

	March 31,	December 31,
	2009	2008
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	18.94%	18.94%

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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

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

A total of 9,061,750 shares were issued for a total cash price of $371,315.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of March 31, 2009 the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

For the quarter ended March 31, 2009 the Company recorded $30,559 in revenue for management fees charged to WestMountain Prime, LLC, a related party through its ownership interest in WestMountain Blue, LLC.  For the period inception through March 31, 2009 the Company recorded $137,923 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income fees based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  As total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2009.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ending March 31, 2009 was $10,883 and $23,672 for the period ending March 31, 2008.    October 18, 2007 (inception) through March 31, 2009 administrative expenses was $104,345.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk

Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

Customers

The Company had one customer as of March 31, 2009 (see Note 6).  This customer pays fees to the Company based on the size of the funds that are managed and incentive income based on the performance of these funds.   The asset management agreement with this customer may be cancelled by the customer at any time.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

         Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2009.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2009, for the quarter ended March 31, 2008 and from inception through March 31, 2009.  We had revenues of $30,559 for the quarter ended March 31, 2009, compared to $17,384 for the quarter ended March 31, 2008. We had $143,995 from inception through March 31, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,883 for the quarter ended March 31, 2009, compared to $23,672 for the quarter ended March 31, 2008, and $104,345 from inception through March 31, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $15,262 for the quarter ended March 31, 2009, compared to a net loss of $6,288 for the quarter ended March 31, 2008 and  a net loss of $13,282 from inception through March 31, 2009.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2009 were $322,006 .

Cash flows provided by operating activities were $15,686 for the three months ended March 31, 2009, compared to cash flows used in operating activities of $38,684 for the three months ended March 31, 2008. We had $50,959 used in operating activities from our inception on October 18, 2007 through March 31, 2009.

Net cash provided by investing activities was $100,345 for the three months ended March 31, 2009, compared to $-0-  for the three months ended March 31, 2008. We had $63,350 cash flows used in investing activities from our inception on October 18, 2007 through March 31, 2009.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2009, compared to $-0- for the three months ended March 31, 2008. We had $446,315 from our inception on October 18, 2007 through March 31, 2009. These cash flows were all related to sales of stock.

Over the next twelve months we do not expect any material our capital costs for our operations. We plan to buy office equipment to be used in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Blue, LLC has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Plan of Operation for January 1, 2009 to December 31, 2009

 Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. Our company has no prior history of operating as an asset manager.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Recently Issued Accounting Pronouncements

 In February 2007, the FASB issued FASB Statement 159-The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115.  This allows a company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on the elected items will be reported at each subsequent reporting date.  The Company’s fees that are recognized on a monthly basis will depend on the fair market valuation of the assets that are being managed for other companies.  Since the adoption of this valuation method we have not had a significant impact on the revenue that is reported in the Company condensed financial statements.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have only been profitable in our most recent fiscal quarter and the last quarter in 2008. There can be no guarantee that we will ever be able to sustain our profitability.  If we cannot sustain profitability, we could go out of business.

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

      For our audit dated December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our limited history of substantial operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to find suitable investments; and

t	our ability to generate revenues.

       Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

            We have begun to generate revenues and are only recently profitable. As of March 31, 2009, we had a cash position of $332,006.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

t	the net asset value of the assets under management to decrease, lowering management fees;

t	lower investment returns, reducing incentive income;

t	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

t	investor redemptions, resulting in lower fees.

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

Our stock has a limited public trading market on the OTC Bulletin Board and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

*    departures of key personnel.
.
       Of our total outstanding shares as of March 31, 2009, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 15, 2009.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)