Form 10-Q
period 2009-06-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2009-08-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 12, 2009, was 9,061,750.

FORM 10-Q
West Mountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited) at June 30, 2009 and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008 and for the period October 18, 2007 (inception) through June 30, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2007 through June 30, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and for the period October 18, 2007 (inception) through June 30, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Asset Management, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At June 30, 2009 and December 31, 2008

	June 30,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 8)	$239,108	$215,975
Certificates of deposit (note 2)	101,214	100,345
Accounts receivable (note 1 and note 6)	30,525	29,713
Prepaid expenses	5,216	3,196
Property and equipment, net of accumulated depreciation	7,637	9,862
of $5,713 (2009) and $3,488 (2008) (note 3)
Investment, at fair value (note 1 note 9)	4,975,177	6,072
Deferred tax asset, net of allowance $9,742 (2009), and $10,019 (2008)	-	-
Deposit (note 9)	70,155	70,155
Total assets	$5,429,032	$435,318

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable (note 1)	$-	$2,031
Income tax payable (note 4)	11,567	5,692
Note payable, related party (note 6)	81,362	76,899
Accrued liabilities	4,635	7,925
Total liabilities	97,564	92,547

Shareholders' Equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding for 2009 and 2008	-	-
Unrealized holdings gains on securities available for sale	4,939,392	-
Common stock, $.001 par value; 50,000,000 shares authorized,
9,061,750 shares issued and outstanding for 2009 and 2008	9,062	9,062
Additional paid-in-capital	362,253	362,253
Deficit accumulated during development stage	20,761	(28,544)
Total shareholders' equity	5,331,468	342,771
Total liabilities and shareholders' equity	$5,429,032	$435,318

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended June 30, 2009 and 2008, for the
six months ended June 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through June 30, 2009
(unaudited)					October 18, 2007
	For the three months ended		For the six months ended		(Inception)
	June 30,		June 30,		Through June 30,
	2009	2008	2009	2008	2009

Revenue:
Advisory/consulting fees	$27,713	$-	$27,713	$-	$33,785
Management fees (note 6)	30,525	33,163	61,084	50,547	168,448
Total revenue	58,238	33,163	88,797	50,547	202,233

Operating expenses: (note 7)
Sales, general and administrative expenses	15,207	13,466	26,090	37,138	119,552
Total sales, general and administraive expenses	15,207	13,466	26,090	37,138	119,552

Net income from operations	43,031	19,697	62,707	13,409	82,681

Other income/(expense)
Interest income	1,197	5,354	2,236	5,354	11,309
Interest expense	(2,244)	-	(4,463)	-	(6,362)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	(1,047)	5,354	(2,227)	5,354	(45,053)

Net income before income taxes	41,984	25,051	60,480	18,763	37,628

Provision for income taxes (note 4)	7,941	-	11,175	-	16,867
Net income	$34,043	$25,051	$49,305	$18,763	$20,761

Basic and diluted income per share	$0.00	$0.00	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750	9,061,750	9,061,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2008 through June 30, 2009
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gains/Losses	Total
Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$-	$342,771

Unrealized holdings gains for the six months
ended June 30,2009	-	-	-	-	-		4,939,392	4,939,392

Net income, for the six months ended
June 30, 2009	-	-	-	-	-	49,305		49,305

Balance at June 30, 2009	-	$-	9,061,750	$9,062	$362,253	$20,761	$4,939,392	$5,331,468

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the six months ended June 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through June 30, 2009
(unaudited)			October 18, 2007
	For the six months ended		(Inception)
	June 30,		Through June 30,
	2009	2008	2009

Cash flows from operating activities:
Net income	$49,305	$18,763	$20,761
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 3)	2,225	1,425	5,713
Loss on investments	-	-	50,000
Stock received for advisory services	(27,713)	-	(33,785)
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,020)	595	(5,216)
Accounts receivable (note 1 and note 6)	(812)	(33,163)	(30,525)
Deposits (note 9)	-		(70,155)
Accounts payable and accrued liabilities (note 1)	(858)	(18,459)	10,997
Income tax payable (note 5)	5,875	-	11,567
Net cash provided by(used in) operating activities	26,002	(30,839)	(40,643)

Cash flows from investing activities:
Payments for property and equipment (note 3)	-	-	(13,350)
Payments for certificates of deposit (note 2)	(869)	(5,354)	(101,214)
Payments for investments (note 1 and note 9)	(2,000)	-	(52,000)
Net cash (used in) investing activities	(2,869)	(5,354)	(166,564)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	371,315
Proceeds from notes payable, related parties (note 6)	-	-	75,000
Net cash provided by financing activities	-	-	446,315
Net change in cash	23,133	(36,193)	239,108

Cash and cash equivalents, beginning of period	215,975	53,405	-

Cash and cash equivalents, end of period	$239,108	$17,212	$239,108

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$5,300	$-	$5,300
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

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

Financial Instruments at Fair Value

We adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial assets and liabilities as of January 1, 2008.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

We adopted the remaining provisions of SFAS No. 157 for non-financial assets and liabilities beginning January 1, 2009.  Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-2 deferred the effective date of SFAS No. 157 for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applied to such items as indefinite-lived intangible assets and nonfinancial long-lived asset groups measured at fair value for impairment assessments.  The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on our consolidated results of operations or financial condition.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

1.	Cash, accounts receivable, accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

2.
Available-for-sale securities:  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.  Dividend and interest income are recognized when earned.

Available-for-sale securities are accounted for on a specific identification basis.  As of June 30, 2009, we held available-for-sale securities with an aggregate fair value of $4,975,177, including $4,939,392 of net unrealized gains recorded in accumulated other comprehensive income.  As of June 30, 2009, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (see Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Available-for-sale securities	$4,975,177	$-	$-	$4,975,177

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 2008.   The Company re-invested in a 6-month certificate of deposit in May 2008, October 2008 in the amount of $100,000 and most recently in April 2009.  For the quarter ended June 30, 2009 the Company recorded $354 in interest income from Bank A.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 2008.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through June 30, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  We have re-invested in three month certificates in November 2008 and a 6-month certificate in February 2009.   For the quarter ended June 30, 2009 the Company recorded $840 in interest income from Bank C.  As the certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at June 30, 2009.

As of June 30, 2009 the certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$101,214	$354	Oct 2009	1.05%

Bank B	$-0-	$-0-	June 2008

Bank C	$101,389	$840	Aug 2009	2.49%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during the month of December 2007 at a value of $8,550.  In September 2008 the Company placed in service, a computer in the amount of $4,800.  For the three months ended June 30, 2009 the Company has recorded $1,112 in depreciation expense.  For the six months ended June 30, 2009 the Company has recorded $2,225 in depreciation expense.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(4)   Income Taxes

The provision of income taxes consists of the following:

	June 30,	December 31,
	2009	2008
Current payable	$7,941	$5,692
Deferred income tax benefit	$9,742	$10,019
Adjustment of beginning of period valuation
allowance for deferred tax assets	$(9,742)	$(10,019)
Income tax expense, net, reported in the
accompanying statement of operations	$7,941	$5,692

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset and related valuation allowance decreased by $8 for the quarter ended June 30, 2009 and increased by $4,439 for the year ended December 31, 2008.  As of June 30, 2009 and December 31,  2008, the components of  the net deferred tax assets/(liabilities) are as follows:

	June 30,	December 31,
	2009	2008
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	$9,742	$10,021
Total	$9,742	$10,021
Valuation allowance	$(9,742)	$(10,021)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	June 30,	December 31,
	2009	2008
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	18.94%	18.94%

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
(Unaudited)

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

A total of 9,061,750 shares were issued for a total cash price of $371,315.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2009 the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

(6)    Related Parties

For the quarter ended June 30, 2009 the Company recorded $30,525 in revenue for management fees charged to WestMountain Prime, LLC, a related party through its ownership interest in WestMountain Blue, LLC.  For the period inception through June 30, 2009 the Company recorded $168,448 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income fees based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC.  This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended June 30, 2009 and $7,000 for the quarter ended June 30, 2008.  As of June 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ending June 30, 2009 was $15,207 and $13,466 for the period ending June 30, 2008. October 18, 2007 (inception) through June 30, 2009 administrative expenses was $119,552.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk

Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)    Investments

In the fourth quarter 2008 the company was granted 60,724 shares of Omni Bio (formerly Across America Financial Services, Inc.) common stock in exchange for $6,072 of advisory services performed by the Company. This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

In the first quarter 2009 we entered into a Warrant to Purchase agreement to purchase 200,000 shares of Omni common stock at $.01 per share (Exercise Price).   The Company exercised the warrant at a cost to equal $2,000 or $.01 per share.  This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

In the second quarter the Company recorded an advisory fee in the amount of $27,713 in exchange for 227,133 shares of Omni Bio common stock.  This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

The Company recorded a $4,939,392 unrealized gain on the available for sale investments.  The available for sale stock was recorded at cost, $35,785, at the time of purchase and adjusted to the current market value of Omni Bio common stock as of June 30, 2009.  The market price per share was $9.25. As of June 30, 2009, the total amount of shares owned by the Company of Omni Bio is 537,857, which  represents less than 20% of Omni Bio shares outstanding.

(10)     Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Income, as reported	$34,043	$25,051	$49,305	$18,763

Other Comprehensive Income (Loss):
Unrealized gain of marketable equity securities	4,939,392	-0-	4,939,392	-0-

Comprehensive Income	$4,973,435	$25,051	$4,988,697	$18,763

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2009 and quarter ended June 30, 2008.  We had revenues of $58,238 for the quarter ended June 30, 2009, compared to $33,163 for the quarter ended June 30, 2008. We had $88,797 for the six months ended June 30, 2009, compared to $50,547 for the six months ended June 30, 2008.

Operating expenses, consisting primarily of selling, general and administrative costs were $15,207 for the quarter ended June 30, 2009, compared to $13,466 for the quarter ended June 30, 2008. Selling, general and administrative costs were $26,090 for the six months ended June 30, 2009, compared to $37,137 for the six months ended June 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $34,043 for the quarter ended June 30, 2009, compared to net income of $25,051 for the quarter ended June 30, 2008   We had net income of $49,305 for the six months ended June 30, 2009, compared to net income of $18,763  for the six months ended June 30, 2008.

As of June 30, 2009, we hold two investment positions. The first position involves Omni Bio Pharmaceutical, Inc., a public company listed for trading on the OTC Bulletin Board. As of June 30, 2009, we own a total of 577,857 common shares and have an option to purchase an additional 1,169,000 common shares under such terms and conditions which would not make us a control person of Omni Bio Pharmaceutical, Inc.

Our second position involves Marine Exploration, Inc., a public company listed for trading on the OTC Bulletin Board.  As of June 30, 2009, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2009 were $239,108 which did not include a Certificate of Deposit for an additional amount of $101,214.

Cash flows provided by operating activities were $26,002 for the six months ended June 30, 2009, compared to cash flows used in operating activities of $30,839 for the six months ended June 30, 2008.

Net cash used in investing activities was $2,869 for the six months ended June 30, 2009, compared to $5,354  used in investing activities for the six months ended June 30, 2008.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2009 and June 30, 2008.

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

The Company follows SFAS No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2009 included net income and an unrealized gain of marketable equity securities.

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

            We have begun to generate revenues and are only recently profitable. As of June 30, 2009, we had a cash position of $239,108 which does not include a certificate of deposit $101,214.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

There has been, and continues to be, a limited public market for our common stock. We trade under the symbol  WASM. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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
.
       Of our total outstanding shares as of June 30, 2009, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2009.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)