Form 10-Q
period 2009-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2009-11-20
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2009

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 10, 2009, was 9,061,750.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2009 and 2008 , for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	4

Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2009 and 2008 , for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Asset Management, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At September 30, 2009 and December 31, 2008

	September 30,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 8)	$323,042	$215,975
Certificates of deposit (note 2)	101,480	100,345
Accounts receivable (note 6)	30,447	29,713
Prepaid expenses	4,512	3,196
Property and equipment, net (note 3)	14,786	9,862
Investment, at fair value (note 1 note 9)	6,723,212	6,072
Deferred tax asset, net	-	-
Deposit (note 9)	70,155	70,155
Total assets	$7,267,634	$435,318

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable (note 1)	$5,412	$2,031
Accrued liabilities	2,900	7,925
Income tax payable (note 4)	17,321	5,692
Note payable, related party (note 6)	150,658	76,899
Total liabilities	176,291	92,547

Shareholders' Equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2009 and 2008
Unrealized holdings gains on securities available for sale	6,687,427	-
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2009 and 2008
Additional paid-in-capital	362,253	362,253
Accumulated earnings (deficit) during development stage	32,601	(28,544)
Total shareholders' equity	7,091,343	342,771
Total liabilities and shareholders' equity	$7,267,634	$435,318

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended September 30, 2009 and 2008, for the nine months ended September 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through September 30, 2009
(unaudited)					October 18, 2007
					(Inception)
	For the three months ended September 30,		For the nine months ended September 30,		Through September 30,
	2009	2008	2009	2008	2009
Revenue:
Advisory/consulting fees	$-	$-	$27,713	$-	$33,785
Management fees (note 6)	30,448	27,104	91,532	77,651	198,896
Total revenue	30,448	27,104	119,245	77,651	232,681

Operating expenses: (note 7)
Sales, general and administrative expenses	11,956	10,755	38,046	47,894	131,508
Total sales, general and administraive expenses	11,956	10,755	38,046	47,894	131,508

Net income from operations	18,492	16,349	81,199	29,757	101,173

Other income/(expense)
Interest income	786	2,239	3,022	7,593	12,095
Interest expense	(1,496)	-	(5,959)	-	(7,858)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	(710)	2,239	(2,937)	7,593	(45,763)

Net income before income taxes	17,782	18,588	78,262	37,350	55,410

Provision for income taxes (note 4)	5,942	-	17,117	-	22,809
Net income	$11,840	$18,588	$61,145	$37,350	$32,601

Basic and diluted income per share	$0.00	$0.00	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750	9,061,750	9,061,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2008 through September 30, 2009
(unaudited)
						Accumulated
						Earnings/
						(Deficit)
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gains	Total

Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$-	$342,771

Unrealized holdings gains for the
nine months ended September 30, 2009	-	-	-	-	-	-	6,687,427	6,687,427

Net income, for the nine
months ended September 30, 2009	-	-	-	-	-	61,145	-	61,145

Balance at September 30, 2009	-	$-	9,061,750	$9,062	$362,253	$32,601	$6,687,427	$7,091,343

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009
(unaudited)			October 18, 2007
	For the nine months ended		(Inception)
	September 30,		Through
	2009	2008	September 30, 2009

Cash flows from operating activities:
Net income	$61,145	$37,350	$32,601
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation (note 3)	3,776	2,137	7,264
Loss on investments	-	-	50,000
Stock received for advisory services	(27,713)	-	(33,785)
Changes in operating assets and operating liabilities:
Accounts receivable (note 6)	(734)	(27,104)	(30,447)
Prepaid expenses	(1,316)	(289)	(4,512)
Deposits (note 9)	-		(70,155)
Accounts payable and accrued liabilities	(2,885)	(20,267)	8,970
Income tax payable (note 5)	11,629	-	17,321
Net cash provided by (used in) operating activities	43,902	(8,173)	(22,743)

Cash flows from investing activities:
Payments for property and equipment (note 3)	(8,700)	(4,786)	(22,050)
Payments for certificates of deposit (note 2)	(1,135)	94,824	(101,480)
Payments for investments (note 1 and note 9)	(2,000)	-	(52,000)
Net cash provided by (used in) investing activities	(11,835)	90,038	(175,530)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	371,315
Payments for notes payable, related parties (note 6)	(75,000)	-	(75,000)
Proceeds from notes payable, related parties (note 6)	150,000	-	225,000
Net cash provided by financing activities	75,000	-	521,315

Net change in cash	107,067	81,865	323,042

Cash and cash equivalents, beginning of period	215,975	53,405	-

Cash and cash equivalents, end of period	$323,042	$135,270	$323,042

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At September 30, 2009, there was $323,042 in cash equivalents.

Revenue Recognition

The Company earns revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is earned through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

Financial Instruments at Fair Value

We adopted Accounting Standards Codification (“ASC”) ASC-820, Fair Value Measurements and Disclosures, for financial assets and liabilities as of January 1, 2008.  ASC-820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC-820 are described below:

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC-820.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

Financial Instruments at Fair Value, continued

We adopted the remaining provisions of ASC-820 for non-financial assets and liabilities beginning January 1, 2009.  Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2 deferred the effective date of ASC-820 for one year relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.  This deferral applied to such items as indefinite-lived intangible assets and nonfinancial long-lived asset groups measured at fair value for impairment assessments.  The adoption of  the remaining provisions of ASC-820 did not have a material impact on our consolidated results of operations or financial condition.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

1.	Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

2.
Investments:  Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of September 30, 2009, we held available-for-sale securities with an aggregate fair value of $6,723,212, including $6,687,427  of net unrealized gains recorded in accumulated other comprehensive income.  As of September 30, 2009, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (See Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009:

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009

Assets:

Available-for-sale
securities	$6,732,212	$-0-	$-0-	$6,723,212

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000 of current cash into a certificate of deposit with Bank A that matured in May 2008.   The Company re-invested in a six month certificate of deposit in May 2008, October 2008 in the amount of $100,000 and most recently in April 2009.  As of September 30, 2009, the principal and interest balance is $101,480.

In December 2007, the Company invested $100,000 of current cash into a certificate of deposit with Bank B that matured in June 2008.   Upon maturity of the certificate of deposit, the money was withdrawn and transferred to Bank C.

In August 2008, the Company invested $99,000 in a three month certificate of deposit with Bank C.  Since that time, we have re-invested principal and interest in three-month and six-month certificates of deposit.  The current certificate of deposit is a three-month term with an interest rate of 1.00% and a maturity date of January 2010.  As of September 30, 2009, total principal and interest earned was $101,695.  As this certificate of deposit is highly liquid with an original maturity of three months or less, it is considered by the Company to be a cash equivalent at September 30, 2009.

In August 2008, the Company invested $99,000 in a three month certificate of deposit with Bank C.  Since that time, we have re-invested principal and interest in three-month and six-month certificates of deposit.  The current certificate of deposit is a three-month term with an interest rate of 1.00% and a maturity date of January 2010.  As of September 30, 2009, total principal and interest earned was $101,950.  As this certificate of deposit is highly liquid with an original maturity of three months or less, it is considered by the Company to be a cash equivalent at September 30, 2009.

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during the month of December 2007 at a value of $8,550.  In September 2008, the Company placed in service a computer in the amount of $4,800.  During the quarter ended September 30, 2009, we purchased an additional $8,700 for a computer and other miscellaneous office equipment.  During the quarter ended September 30, 2009, the Company recorded $1,551 in depreciation expense.  For the nine months ended September 30, 2009, the Company recorded $3,777 in depreciation expense.

(4)   Income Taxes

The provision of income taxes consists of the following:
	September 30,	December 31,
	2009	2008
Current payable	$17,117	$5,692
Deferred income tax benefit	$11,530	$10,019
Adjustment of beginning of period valuation
allowance for deferred tax assets	$(11,530)	$(10,019)
Income tax expense, net, reported in the
accompanying statement of operations	$17,117	$5,692

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax asset and related valuation allowance increased by $1,788 for the quarter ended September 30, 2009 and increased by $1,511 for the year ended December 31, 2008. As of September 30, 2009 and December 31, 2008, the components of the net deferred tax assets/(liabilities) are as follows:

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(4)   Income Taxes, continued

	September 30,	December 31,
	2009	2008
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	$11,530	$10,021
Total	$11,530	$10,021
Valuation allowance	$(11,530)	$(10,021)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	September 30,	December 31,
	2009	2008
US statutory federal rate	18.25%	15.00%
State income tax rate, net of federal benefit	3.78%	3.94%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	22.03%	18.94%

The Company records its income taxes in accordance with ASC-740 “Accounting for Uncertainty in Income Taxes (as amended)”.  This ASC requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is subject to the provisions of ASC-740 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

(5)    Stockholders Equity

On November 19, 2007, the Company sold 290,000 shares of its common stock for $290 or $0.001 per share.

On November 20, 2007, the Company sold 235,000 shares of its common stock for $2,350 or $0.01 per share.

On November 28, 2007, the Company sold 8,050,000 shares of its common stock to WestMountain Blue, LLC, an affiliate, for a cash price of $320,000, or $0.04 per share.  The stock transaction made WestMountain Blue, LLC the Company’s majority shareholder.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(5)    Stockholders Equity, continued

On November 30, 2007, the Company sold 486,750 shares of its common stock for $48,675, or $0.10 per share.  The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

On April 9, 2008, the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

A total of 9,061,750 shares were issued for a total cash price of $371,315.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of September 30, 2009, the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

(6)    Related Parties

For the quarter ended September 30, 2009, the Company recorded $30,447 in revenue for management fees charged to WestMountain Prime, LLC, a related party through its ownership interest in WestMountain Blue, LLC.  For the period October 18, 1007 (inception) through September 30, 2009, the Company recorded $198,895 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income fees based on the performance of the funds.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC.  This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended September 30, 2009 and $3,000 for the quarter ended September 30, 2008.  As of September 30, 2009, the Company did not have a balance due to Bohemian Companies, LLC.

Promissory Note

On September 15, 2009, we borrowed $150,000 from BOCO Investments, LLC. This loan is evidenced by an unsecured promissory note (the “Note”) which is due March 13, 2010.  All principal and interest accrues until the Note is due or extended. The applicable interest rate on the Note is 10% per annum.  In the event that we fail to pay any portion of the principal and interest due, the default rate will be 15% per annum.  The Company does have the option to extend this note before, during or after the note is due. As of September 30, 2009, the principal balance due is $150,000 and the accrued interest is $658.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ending September 30, 2009 was $11,955 and $10,755 for the period ending September 30, 2008.    Beginning October 18, 2007 (inception) through September 30, 2009, total administrative expenses were $131,507.  The majority of the costs was attributable to professional and contract services.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(8)    Concentration of Credit Risk

Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2009, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)    Investments

In the fourth quarter 2008, the Company was granted 60,724 shares of Omni Bio (formerly Across America Financial Services, Inc.) common stock in exchange for $6,072 of advisory services performed by the Company. This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

In the first quarter 2009, we entered into a Warrant to Purchase agreement to purchase 200,000 shares of Omni common stock at $.01 per share (Exercise Price).   The Company exercised the warrant at a cost to equal $2,000 or $.01 per share.  This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

In the second quarter, the Company recorded an advisory fee in the amount of $27,713 in exchange for 227,133 shares of Omni Bio common stock.  This investment is treated as an available for sale investment and is adjusted for market changes on a quarterly basis.  The unrealized gain/loss is recorded on the balance sheet as comprehensive income in the shareholders’ equity section.

The Company has recorded a $6,687,427 unrealized gain on the available for sale investments.  The available for sale stock was recorded at cost, $35,785, at the time of purchase and adjusted to the quoted market value of Omni Bio common stock.  As of September 30, 2009, the market price per share was $12.50 and the total amount of shares owned by the Company of Omni Bio is 537,857, which represents less than 20% of Omni Bio shares outstanding.

(10)  Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income, as reported	$11,840	$18,588	$61,145	$37,350

Other Comprehensive Income (Loss):
Unrealized gain of marketable equity securities	6,687,427	-0-	6,687,427	-0-

Comprehensive Income	$6,699,267	$18,588	$6,748,572	$37,350

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

Results of Operations

 The following discussion involves our results of operations for the three- and nine-months ended September 30, 2009 and 2008.

  We had revenues of $30,447 for the quarter ended September 30, 2009, compared to $27,104 for the quarter ended September 30, 2008. We had $119,245 for the nine months ended September 30, 2009, compared to $77,651 for the nine months ended September 30, 2008.

Operating expenses, consisting primarily of selling, general and administrative costs, were $11,955 for the quarter ended September 30, 2009, compared to $10,755 for the quarter ended September 30, 2008. Selling, general and administrative costs were $38,046 for the nine months ended September 30, 2009, compared to $47,894 for the nine months ended September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However, we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $11,840 for the quarter ended September 30, 2009, compared to net income of $18,588 for the quarter ended September 30, 2008   We had net income of $61,145 for the nine months ended September 30, 2009, compared to net income of $37,350  for the nine months ended September 30, 2008.

As of September 30, 2009, we hold two investment positions. The first position involves Omni Bio Pharmaceutical, Inc., a public company listed for trading on the OTC Bulletin Board. As of September 30, 2009, we own a total of 577,857 common shares.  On October 8, 2009, the Company exercised an option to purchase an additional 1,169,250 common shares under such terms and conditions which would not make us a control person of Omni Bio Pharmaceutical, Inc.

Our second position involves Marine Exploration, Inc., a public company listed for trading on the OTC Bulletin Board.   As of September 30, 2009, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

Our cash and cash equivalents on September 30, 2009 were $323,042 compared to $215,975 on September 30, 2008.  We had $101,480 and $100,345 in a certificate of deposit as of September 30, 2009 and 2008, respectively.

Cash flows provided by operating activities were $43,902 for the nine months ended September 30, 2009, compared to cash flows used in operating activities of $8,173 for the nine months ended September 30, 2008.

Net cash used in investing activities was $11,835 for the nine months ended September 30, 2009, compared to $90,038 for the nine months ended September 30, 2008.

                        There were no cash flows provided by financing activities for the nine months ended September 30, 2009 and 2008.

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

We may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Plan of Operation for the Next Twelve Months

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

Recently Issued Accounting Pronouncements

The Company follows ASC-820, “Fair Value Measurements and Disclosure” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”) to report certain investments at fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC-820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company also follows ASC 220, “Reporting Comprehensive Income” (formerly SFAS No. 130, "Reporting Comprehensive Income") to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2009 included net income and an unrealized gain of marketable equity securities.

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

     The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

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

       Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

            We have begun to generate revenues and are only recently profitable. As of September 30, 2009, we had a cash position of $323,042.   We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of losing your entire investment in us.

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
.
       Of our total outstanding shares as of September 30, 2009, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

                  * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 20, 2009.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)