Form 10-K
period 2009-12-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2010-03-31
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

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

(970) 212-4770
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $245,000.

FORM 10-K

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

                During the last fiscal year, our operations have become profitable. Based upon our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

        We operate out of one office in Colorado. We have no specific plans at this point for additional offices.   On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

                During the last fiscal year, our operations have become profitable. Based upon our profitability, we could operate at our present level indefinitely.  To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

    Over the past several years, the size and number of companies such as ours has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise funds to manage. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;
•	investor perception of investment managers’ drive, focus and alignment of interest;
•	quality of service provided to and duration of relationship with investors;
•	business reputation; and
•	level of fees and expenses charged for services.

              We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;
•
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

•
there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our best and brightest investment professionals away from us.

               These and other factors could reduce our earnings and revenues and materially adversely affect our business.

Backlog

At December 31, 2009, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for our two most recent fiscal year ends, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have been profitable at our two most recent fiscal year ends. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

            We have generated limited revenues from our inception. As of December 31, 2009, we had a cash position of $70,328 and an additional $203,667 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer and the continued financing of WestMountain Blue, LLC.

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Blue, LLC, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Blue, LLC.

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

   A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	the net asset value of the assets under management to decrease, lowering management fees;

•	lower investment returns, reducing incentive income;

•	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

•	investor redemptions, resulting in lower fees.

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

We have limited experience as a public company.

We have only operated as a public company since January, 2009. We trade on the OTC Bulletin Board under the trading symbol WASM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our stock has a limited public trading market and there is no guarantee an active trading market will ever develop for our securities.

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

       Of our total outstanding shares as of December 31, 2009, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board and trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if an active public trading market develops.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a monthly lease at the rate of $163 per month.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings for our fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2009, there were sixty-two record holders of our common stock and there were 9,061,750 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2009.

	Closing Bid Price
2009	High	Low
First Quarter	$0.15	$0.15
Second Quarter	$0.30	$0.07
Third Quarter	$0.41	$0.30
Fourth Quarter	$2.00	$0.41

  On December 30, 2009, the closing bid price of our common stock in the OTC Bulletin Board was $2.00 per share and our volume was 500 shares.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

·	the bid and offer quotations for the penny stock;

·	the compensation of the broker-dealer and its salesperson in the transaction;

·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

·	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Results of Operations

For the year ended December 31, 2009 we had revenue of $149,681. In comparison for the year ended December 31, 2008 we had revenue of $113,436. From our inception on October 18, 2007 through December 31, 2009, we generated a total of $263,117 in revenue.

Operating expenses, which consisted solely of general and administrative expenses, were $62,666 and $64,002 respectively for the years ended December 31, 2009 and 2008. For the period from our inception on October 18, 2007 through December 31, 2009, our operating expenses are $156,128. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2009 we had net income of 74,274. In comparison for the year ended December 31, 2008 we had net income of $916. We had net income of $45,730 for the period from our inception on October 18, 2007 through December 31, 2009.

We currently own less than 20% in Marine Exploration, Inc., a Colorado corporation.  Any net income or net loss must be recorded against our investment, not to exceed the original investment of $50,000.  Since Marine Exploration, Inc. recorded a significant loss over and above our percentage ownership of the loss, we recorded the loss at the amount of the total investment, or $50,000. As a result, this is a non-recurring loss for 2008.

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

Liquidity and Capital Resources.

As of December 31, 2009, we had cash or cash equivalents of $70,328.

For the fiscal year ended December 31, 2009 net cash provided by operating activities was $57,287 compared to net cash used in operating activities for the fiscal year ended December 31, 2008 of $57,285. Net cash used in operating activities was $9,358 from our inception on October 18, 2007 through December 31, 2009.

      For the fiscal year ended December 31, 2009 net cash used in investing activities was $277,934 compared to net cash provided by investing activities for the fiscal year ended December 31, 2008 of $144,855.  Cash flows used in investing activities were $391,629 from our inception on October 18, 2007 through December 31, 2009.  We purchased certificates of deposit of varying amounts during these periods.  In addition, during the 4th quarter of 2008 we recorded a loss in the amount of $50,000 which was associated with a long-term investment.

For the fiscal year ended December 31, 2009 net cash flows provided by financing activities were $75,000 compared to net cash flows provided by financing activities for the fiscal year ended December 31, 2008 of $75,000.  Cash flows provided by financing activities were $471,315 from our inception on October 18, 2007 through December 31, 2009.  In 2008 the Company recorded a notes payable of $75,000 from a related party.  This note was increased by an additional $75,000 in 2009.  Over the next twelve months we do not expect any material capital costs to develop our operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we currently have sufficient revenue within our present organizational structure and resources to remain profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

The accounting policies that we follow are set forth in Note 2 to our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

We adopted ASC 105 – “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™  ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

We continue to evaluate the impact of ASC 805 – “Business Combinations”, formerly SFAS No. 141 (R), which we adopted at the beginning of the 2009 fiscal year. This ASC provides guidance on measuring the fair value of particular identifiable assets and noncontrolling interest.  To date the Company has not recorded any transaction that has been impacted by ASC 805 but we will continue to disclose this ASC for any future potential event that may occur.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Asset Management, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	19

Consolidated Balance Sheets at December 31, 2009 and 2008	20

Consolidated Statements of Operations for the year ended December 31, 2009 and December 31, 2008 and for the period from October 18, 2007 (inception) to December 31, 2009	21

Consolidated Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) to December 31, 2009	22

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and December 31, 2008 and for the period from October 18, 2007 (inception) to December 31, 2009	23

Notes to Consolidated Financial Statements	24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Asset Management, Inc.

We have audited the accompanying balance sheets of WestMountain Asset Management, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from October 18, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Asset Management, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from October 18, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 31, 2010

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
At December 31, 2009 and 2008

	December 31,	December 31,
Assets	2009	2008

Cash and cash equivalents (note 1 and note 9)	$70,328	$215,975
Certificates of deposit (note 2)	203,667	100,345
Accounts receivable, related parties (note 7)	30,436	29,713
Prepaid expenses	3,433	3,196
Computers, net (note 3 )	6,039	4,400
Intangibles, net (note 4 )	12,589	5,462
Investment, at fair value (note 1 note 9 note 10 note 11)	20,485,282	6,072
Deferred tax asset, net	12,676	-
Deposit (note 10)	70,155	70,155
Total assets	$20,894,605	$435,318

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable (note 1)	$-	$2,031
Income tax payable (note 5)	19,023	5,692
Note payable, related parties (note 7)	150,000	75,000
Interest payable, related parties (note 7)	4,438	1,899
Accrued liabilities	11,650	7,925
Accrued liabilities, related parties (note 7)	800	-
Deferred tax liability	7,725,296	-
Total liabilities	7,911,207	92,547

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2009 and 2008
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2009 and 2008
Additional paid-in-capital	362,253	362,253
Retained earnings/deficit accumulated during development stage	45,730	(28,544)
Other comprehensive income, net	12,566,353	-
Total shareholders' equity	12,983,398	342,771
Total liabilities and shareholders' equity	$20,894,605	$435,318

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the year ended December 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through December 31, 2009

			October 18, 2007
	For the year ended		(Inception)
	December 31,		Through December 31,
	2009	2008	2009
Revenue: (note 7)
Advisory/consulting fees, related parties	$27,713	$6,072	$33,785
Management fees, related parties	121,968	107,364	229,332
Total revenue	149,681	113,436	263,117

Operating expenses: (note 8)
Sales, general and administrative expenses	62,666	64,002	156,128
Total sales, general and administraive expenses	62,666	64,002	156,128

Net income from operations	87,015	49,434	106,989

Other income/(expense)
Interest income	3,346	9,073	12,419
Interest expense	(9,740)	(1,899)	(11,639)
Loss on investment	-	(50,000)	(50,000)
Total other income/(expense)	(6,394)	(42,826)	(49,220)

Net income before income taxes	80,621	6,608	57,769

Provision for income taxes (note 5)	6,347	5,692	12,039
Net income	$74,274	$916	$45,730

Basic and diluted income per share	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 through December 31, 2009
						Retained Earnings/
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Other
		Par		Par	Paid-in	Development	Comprehensive
	Shares	Value	Shares	Value	Capital	Stage	Income	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,460)	-	(29,460)
December 31, 2007

Balance at December 31, 2007	-	$-	9,061,750	$9,062	$362,253	$(29,460)	$-	$341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$-	$342,771

Other comprehensive income for the year
ended December 31,2009	-	-	-	-	-	-	12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	$-	9,061,750	$9,062	$362,253	$45,730	$12,566,353	$12,983,398

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the year ended December 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through December 31, 2009
			October 18, 2007
	For the year ended		(Inception)
	December 31,		Through December 31,
	2009	2008	2009

Cash flows from operating activities:
Net income	$74,274	$916	$45,730
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization (note 3 note 4)	5,998	3,250	9,486
Loss on investments	-	50,000	50,000
Stock received for advisory services	(27,713)	(6,072)	(33,785)
Loss on investments
Changes in operating assets and operating liabilities:
Prepaid expenses	(237)	674	(3,433)
Accounts receivable, related parties (note 7)	(723)	(29,713)	(30,436)
Deposits (note 10)	-	(70,155)	(70,155)
Accounts payable and accrued liabilities	5,033	(11,877)	16,888
Income tax payable (note 6)	655	5,692	6,347
Net cash provided by(used in) operating activities	57,287	(57,285)	(9,358)

Cash flows from investing activities:
Payments for computers and intangibles (note 3 note 4)	(14,764)	(4,800)	(28,114)
Payments for and proceeds from certificates of deposit (note 2)	(103,322)	199,655	(203,667)
Payments for investments (note 1 and note 10)	(159,848)	(50,000)	(159,848)
Net cash provided by(used in) investing activities	(277,934)	144,855	(391,629)

Cash flows from financing activities:

Proceeds from sale of common stock (note 6)	-	-	371,315
Payments for notes payable, related parties (note 7)	(75,000)		(75,000)
Proceeds from notes payable, related parties (note 8)	150,000	75,000	175,000
Net cash provided by financing activities	75,000	75,000	471,315
Net change in cash	(145,647)	162,570	70,328

Cash and cash equivalents, beginning of period	215,975	53,405	-

Cash and cash equivalents, end of period	$70,328	$215,975	$70,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$5,504	$-	$5,504
Interest	$-	$-	$-
Non cash investing activities
Unrealized gains on investments charged to
other comprehensive income	$20,291,649	$-	$20,291,649
Deferred income taxes charged to other comprehensive income	$(7,725,296)	$-	$(7,725,296)

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with AFC 915 “Accounting and Reporting by Development Stage Enterprises" formerly SFAS No. 7.  The Company’s plan is to act as an investment asset manager by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2009 there was no cash equivalents.  As of December 31, 2008 there was $100,030 in cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the year ended December 31, 2009 and 2008, the company did not record any allowance against our accounts receivable balance.

Revenue
The Company generates revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

Revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820 Fair Value Measures, formerly SFAS 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows: The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2008, were as follows:

Level 1: Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3: Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets require to be measured at fair value on a recurring basis including our major assets that approximates fair value as determined by using the future expected net cash flows on the sale of the investments. The valuations of the majority of the assets are considered Level 1 fair value measures under ASC 820.

Computers/Intangibles and Depreciation/Amortization
Computers and intangibles are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing computers and intangibles, are capitalized and depreciated or amortized. Upon retirement or disposition of computers and intangibles, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Available for Sale Investments
The Company reports all of its investments on the balance sheet as available for sale.  The asset reflects the original cost of the investments, unrealized gains/loss amounts based on the market price as of the date of the financial statements.  Any tax adjustment related to the unrealized gain/loss is reflected as a deferred tax asset or liability on the balance sheet.

Other comprehensive income (OCI) is made up of the unrealized gain/loss amounts related to the available for sale investments of the Company.  The OCI balance is recorded net of tax.

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2009 and December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes under the provisions of ASC 740 – Accounting for Income Taxes, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Subsequent Events
The FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 31, 2010, which is the date the financial statements were issued.  See Footnote #11 for additional information.

Principles of Consolidation
Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated. For entities in which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based upon the terms of the respective entities’ ownership agreements. For these entities, we record a non-controlling interest representing equity held by non-controlling interests.

The accompanying consolidated financial statements include the accounts of WestMountain Asset Management, Inc. and the following subsidiaries, which were active at December 31, 2009:

       WestMountain Business Consulting, Inc.

       WestMountain Allocation Analytics, Inc.

       WestMountain Valuation Services, Inc.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

We adopted ASC 105 – “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™  ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

We continue to evaluate the impact of ASC 805 – “Business Combinations”, formerly SFAS No. 141 (R), which we adopted at the beginning of the 2009 fiscal year. This ASC provides guidance on measuring the fair value of particular identifiable assets and noncontrolling interest.  To date the Company has not recorded any transaction that has been impacted by ASC 805 but we will continue to disclose this ASC for any future potential event that may occur.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations.

Fiscal Year-end
The Company operates on a December 31 year-end.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of December 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	$101,643	$1,336	Apr 2010	.55%

Bank C	$102,024	$1,994	Jan 2010	1.00%

(3)   Computers

The Company placed into service a computer in the last quarter of 2008 in the amount of $4,800.  In October 2009 we purchased an additional computer in the amount of $3,738.  Both computers are being depreciated over three years.  Depreciation for the year ended December 31, 2008 was $533 and for the year ended December 31, 2009 it was $2,850.

 (4)  Intangibles

The Company purchased a software program in 2007 in the amount of $8,550.  In 2009, additional purchases were made to upgrade the software program in the amount of $402.  The software and upgrades are amortized over three years.  In the third and fourth quarters of 2009 the Company implemented a website.  We amortize the website costs over a three year period of time.  Total costs recorded for the year ended December 31, 2009 was $10,622.  Amortization costs for the year ended December 31, 2008 and 2009 were $2,850 and 3,953 respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(5)   Income Taxes

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2009	2008

Net income/(loss) before Income Taxes	$80,621	$6,608
Current payable	$19,023	$5,692
Deferred income tax benefit	(12,676)	10,019
Adjustment of beginning of period valuation		(10,019)
allowance for deferred tax assets
Income tax expense, net, reported in the	$6,347	$5,692
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset increased by $2,657 and $4,439 for the years ended
December 31, 2009 and December 31, 2008. As of December 31, 2009 and 2008, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2009	2008
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	12,676	10,019
Total	12,676	10,019
Valuation allowance		(10,019)
Net deferred income taxes	$12,676	$-
Net deferred tax liability	7,725,296	-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2009	2008
US statutory federal rate	19.164%	15.00%
State income tax rate, net of federal benefit	3.743%	3.94%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	22.907%	18.94%

(6)    Stockholders Equity

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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

A total of 9,061,750 shares were issued for a total cash price of $371,315.  As of December 31, 2007, the common stock issued and outstanding at par is $9,062 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.

There is no change in common stock and additional paid in capital for the years ended December 31, 2009 and 2008.

(7)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended to December 31, 2009.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009 and $22,000 for the year ending December 31, 2008.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2009 and 2008 the Company recorded $121,968 and 107,364 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through December 31, 2009 the Company recorded $229,332 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2009 and 2008 the Company recorded $27,713 and $6,072, respectively, in revenue for advisory fees charged to Omni, formerly Across America Financial Services, Inc., a related party.  For the period October 18, 2007 (inception) through December 31, 2009 the Company recorded a total of $33,785 in advisory fees.

As of December 31, 2009 the Company recorded $30,436 as an accounts receivable.  As of December 31, 2008, $29,713 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective first quarters.

On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matures March 2010 and carries an interest rate of 10%.  As of December 31, 2009 the full amount of the note and related accrued interest, in the amount of $4,438, is outstanding.  We are currently working with BOCO to extend the terms on this note.  On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  No other activity was recorded.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through December 31, 2008 was $156,128.  As of December 31, 2009 and 2008 operating expenses are $62,666 and $64,002 respectively.  Most of the expenses are related to professional fees that include legal, accounting and public filings.

(9)  Concentration of Credit Risk

Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 97% of the Company’s assets as of December 31, 2009.  The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment which is based on the quoted market price as of December 31, 2009.  Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

(10)    Investments and Deposits

The Company invested in two companies, Marine Exploration and Omni Bio Pharmaceutical, Inc. (OMNI, formerly Across America Financial Services, Inc., in the 4th quarter of 2008.

In 2008 and 2009 the Company owned less than 20% in Marine Exploration. The Company currently owns 175,000,000 shares of common stock in Marine Exploration, which represents 18.9% of the total outstanding shares.  The Company recorded this long-term investment using the equity method of accounting for investments.  Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Since Marine Exploration recorded a significant loss in 2008, over and above the Company’s percentage ownership of the loss, the Company recorded the loss at the amount of the total investment, or $50,000.

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. Our ownership in Omni continues to be less than 20%.  The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.  In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment.  This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.   As of December 31, 2009 the fair value of Omni stock was $12.00.  The Company booked an unrealized gain based on the difference between the actual cost of the investment and the market value of $12.00 as of December 31, 2009.  On March 31, 2009, Financial Services merged with Omni Bio Pharmaceutical, Inc.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

A deposit of $35,078 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Financial Services for $122,771 or $0.105 per share. The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 day thereafter.  In October 2009 the option was exercised and is included as part of the Company’s investment in Omni.

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter.  This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  If WestMountain Asset Management purchases the shares, Across America Real Estate Exchange would become a subsidiary of WestMountain Asset Management.

(11)    Subsequent Events

As of March 31, 2010 the market price of Omni was decreased to $10.10 per share, a decrease of $1.90.  Based on this decrease, the value of this investment would drop $3,243,504.

As of March 31, 2010, there were no other reportable subsequent events that were noted.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	51	President, Treasurer, Director
Joni K Troska	50	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. Since 2005, he has also been the President, Secretary-Treasurer, and Director of Across America Financial Services, Inc., a public company which acts as a mortgage broker in commercial real estate transactions. He is currently also the President, Treasurer, and sole Director of WestMountain Alternative Energy, Inc., WestMountain Distressed Debt, Inc., and WestMountain Index Advisor, Inc., which are newly incorporated companies in the process of becoming public. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since March 2010. She has been corporate Secretary of CapTerra Financial Group, Inc. (“CPTA”), a public company, since January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She also serves as corporate Secretary of WestMountain Alternative Energy, Inc., WestMountain Distressed Debt, Inc., and WestMountain Index Advisor, Inc., all public companies.  She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2010 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,061,750 common shares were issued and outstanding as of December 31, 2009.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,050,000	88.80%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)	-0-
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska	30,000	0.33%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	1,382,400	15.26%
(two person)
______________

   (1)  All ownership is beneficial and of record, unless indicated otherwise.
   (2)  The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Blue, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended to December 31, 2009.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009 and $22,000 for the year ending December 31, 2008.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2009 the Company recorded $121,968 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through December 31, 2009 the Company recorded $229,332 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2009 and 2008 the Company recorded $27,713 and $6,072, respectively, in revenue for advisory fees charged to Omni, formerly Across America Financial Services, Inc., a related party.  For the period October 18, 2007 (inception) through December 31, 2009 the Company recorded a total of $33,785 in advisory fees.

As of December 31, 2009 the Company recorded $30,436 as an accounts receivable.  As of December 31, 2008, $29,713 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective first quarters.

On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matures March 2010 and carries an interest rate of 12%.  As of December 31, 2009 the full amount of the note and related accrued interest, in the amount of $4,438, is outstanding.  We are currently working with BOCO to extend the terms on this note.  On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest has been paid.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services.

        In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  No other activity was recorded.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, paid an aggregate of $13,119 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,263 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

WESTMOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 31, 2010	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director