Form 10-Q
period 2010-03-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2010-05-17
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 11, 2010, was 9,061,750.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page
Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009, and for the period October 18, 2007 (inception) through March 31, 2010	4

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2010	5

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009 and for the period October 18, 2007 (inception) through March 31, 2010	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Item 4T. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signatures	23

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Asset Management,” “we,” “us,” and “our,” refer to WestMountain Asset Management, Inc, a Colorado corporation, and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
Assets	2010	2009
	(Unaudited)

Cash and cash equivalents (note 1 and note 9)	$71,384	$70,328
Certificates of deposit (note 2)	203,944	203,667
Accounts receivable, related parties (note 7)	22,425	30,436
Prepaid expenses	5,357	3,433
Computers, net (note 3 )	6,265	6,039
Intangibles, net (note 4 )	10,807	12,589
Investment, at fair value (note 1 note 9 note 10 note 11)	18,035,975	20,485,282
Deferred tax asset, net (note 5)	11,367	12,676
Deposit (note 10)	70,155	70,155
Total assets	$18,437,679	$20,894,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$15,535	$-
Income tax payable (note 5)	13,540	19,023
Note payable, related parties (note 7)	150,000	150,000
Interest payable, related parties (note 7)	8,137	4,438
Accrued liabilities	3,100	11,650
Accrued liabilities, related parties (note 7)	3,800	800
Deferred tax liability (note 5)	6,725,755	7,725,296
Total liabilities	6,919,867	7,911,207

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	362,253	362,253
Retained earnings accumulated during development stage	104,393	45,730
Other comprehensive income, net (note 11)	11,042,104	12,566,353
Total shareholders' equity	11,517,812	12,983,398
Total liabilities and shareholders' equity	$18,437,679	$20,894,605

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the quarters ended March 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through March 31, 2010
(Unaudited)

			October 18, 2007
			(Inception)
	For the quarters ended March 31,		Through March 31,
	2010	2009	2010

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$82,482	$-	$116,267
Management fees, related parties	22,425	30,559	251,757
Total revenue	104,907	30,559	368,024

Operating expenses: (note 8)
Sales, general and administrative expenses	26,980	10,883	183,108
Total sales, general and administraive expenses	26,980	10,883	183,108

Net income from operations	77,927	19,676	184,916

Other income/(expense)		-
Interest income	281	1,039	12,700
Interest expense	(3,699)	(2,219)	(15,338)
Loss on investment	-	-	(50,000)
Total other income/(expense)	(3,418)	(1,180)	(52,638)

Net income before income taxes	74,509	18,496	132,278

Provision for income taxes (note 5)	15,846	3,234	27,885
Net income	$58,663	$15,262	$104,393

Basic and diluted income per share	$0.01	$0.00
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through March 31, 2010
(Unaudited)

						Retained Earnings/Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gains/Losses	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through
December 31, 2007	-	-	-	-	-	(29,460)	-	(29,460)

Balance at December 31, 2007	-	-	9,061,750	9,062	362,253	(29,460)	-	341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	-	9,061,750	9,062	362,253	(28,544)	-	342,771

Other comprehensive income for the year
ended December 31,2009	-	-	-	-	-	-	12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	-	9,061,750	9,062	362,253	45,730	12,566,353	12,983,398

Other comprehensive income for quarter
ended March 31, 2010	-	-	-	-	-	-	(1,524,249)	(1,524,249)

Net income, for the quarter ended
March 31, 2010	-	-	-	-	-	58,663	-	58,663

Balance at March 31, 2010	-	$-	9,061,750	$9,062	$362,253	$104,393	$11,042,104	$11,517,812

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the quarters ended March 31, 2010 and 2010 and for the
period October 18, 2007 (inception) through March 31, 2010
(Unaudited)

	For the quarters ended March 31,		October 18, 2007 (Inception) Through March 31,
	2010	2009	2010

Cash flows from operating activities:
Net income	$58,663	$15,262	$104,393
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization (note 3 note 4)	3,348	1,112	12,834
Loss on investments	-	-	50,000
Stock received for advisory services	(72,483)	-	(106,268)
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,924)	(1,698)	(5,357)
Accounts receivable, related parties (note 1 and note 7)	8,011	(846)	(22,425)
Deposits (note 10)	-	-	(70,155)
Accounts payable and accrued liabilities	13,684	3,922	30,572
Income tax payable (note 5)	(4,174)	(2,066)	2,173
Net cash provided by operating activities	5,125	15,686	(4,233)

Cash flows from investing activities:
Payments for computers and intangibles (note 3 note 4)	(1,792)	-	(29,906)
Payments for and proceeds from certificates of deposit (note 2)	(277)	100,345	(203,944)
Payments for investments (note 1 and note 10)	(2,000)	-	(161,848)
Net cash (used in) provided by investing activities	(4,069)	100,345	(395,698)

Cash flows from financing activities:

Proceeds from sale of common stock (note 6)	-	-	371,315
Payments for notes payable, related parties (note 7)	-		(75,000)
Proceeds from notes payable, related parties (note 7)	-	-	175,000
Net cash provided by financing activities	-	-	471,315

Net change in cash	1,056	116,031	71,384

Cash and cash equivalents, beginning of period	70,328	215,975	-

Cash and cash equivalents, end of period	$71,384	$332,006	$71,384

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$20,000	$5,300	$25,300
Interest	$-	$-	$-
Non cash investing activities
Unrealized gains/losses on investments charged to
other comprehensive income	$(1,524,249)	$-	$11,042,104
Deferred income taxes charged to other comprehensive income	$(999,541)	$-	$6,725,755

 The accompanying notes are an integral part of these consolidated financial statements.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of March 31, 2010 and December 31, 2009, there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the quarters ended March 31, 2010 and 2009, the company did not record any allowance against our accounts receivable balance.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of March 31, 2010, we held available-for-sale securities with an aggregate fair value of $18,035,975, including $17,767,859 of net unrealized gains recorded in accumulated other comprehensive income.  As of March 31, 2010, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (See Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2010

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Available-for-sale
securities	$ 18,035,975	$ -	$ -	$ 18,035,975

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

As of March 31, 2010 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	101,756	113	Apr-10	0.55%

Bank C	102,188	164	Jul-10	0.50%

(3)   Computers

The Company currently has three computers that are being depreciated over three years.  One computer was place in service in 2008 in the amount of $4,800.  An additional computer was purchased in October 2009 in the amount of $3,738.  The last computer was purchased in February 2010 in the amount of $935. Depreciation for the quarters ended March 31, 2010 and 2009 was $763 and $400 respectively.

 (4)  Intangibles

The Company purchased a software program in 2007 in the amount of $8,550.  In 2009, additional purchases were made to upgrade the software program in the amount of $402.  The software and upgrades are amortized over three years.  In the third and fourth quarters of 2009 the Company implemented a website.   Total costs recorded for the year ended December 31, 2009 was $10,622.  In March 2010 we had additional work done on the website in the amount of $858.  We amortize the website costs over a three year period of time.  Amortization costs for the quarter ended March 31, 2010 and 2009 were $2,584 and $712 respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(5)   Income Taxes

	March 31,	December 31,
	2010	2009
Net income(loss) before income taxes	$74,510	$80,621
Current payable	15,495	19,023
Deferred income tax/(benefit)	352	(12,676)
Adjustment of beginning of period valuation
allowance for deferred tax assets	-	-
Income tax expense, net, reported in the
accompanying statement of operations	$15,847	$6,347

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset increased by
$(1,309) and $12,676 for the quarter ended March 31, 2010 and the year ended December 31, 2009. As of March 31, 2010 and December 31, 2009, the
components of the net deferred tax assets/(liabilities) are as follows:

	March 31,	December 31,
	2010	2009
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	11,367	12,676
Total	11,367	12,676
Valuation allowance	-	-
Net deferred income taxes	$11,367	$12,676
Net deferred tax liability	$6,725,755	$7,725,296

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:
	March 31,	December 31,
	2010	2009
US statutory federal rate	17.72%	19.16%
State income tax rate, net of federal benefit	3.81%	3.74%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	21,53%	22.90%

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

There were no changes in common stock and additional paid in capital for the quarters ended March 31, 2010 and 2009.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2010 and 2009.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

For the quarters ended March 31, 2010 and 2009 the Company recorded $22,425 and $30,559 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through March 31, 2010 the Company recorded $251,757 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the quarters ended March 31, 2010 and 2009 the Company recorded $82,482 and $-0-, respectively, in revenue for advisory fees charged to Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., a related party.  For the period October 18, 2007 (inception) through March 31, 2010 the Company recorded a total of $116,267 in advisory fees.

As of March 31, 2010 the Company recorded $22,425 as an accounts receivable.  As of March 31, 2009, $30,559 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent first quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective second quarters.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matured in March 2010 and has been extended to March 2011.  This note carries an interest rate of 10%.  As of March 31, 2010 the full amount of the note and related accrued interest, in the amount of $8,137, is outstanding.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  As of March 31, 2010 an accrual of $800 has been recorded for unpaid services.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  As of March 31, 2010, no other activity has been recorded.

On February 23, 2010 Across America Real Estate Exchange, Inc. issued common stock, at a par value of $0.001, to David Wagner and Associates, and to Joni Troska, both unrelated parties to it,  and WestMountain Asset Management, Inc. all at a value of $0.22 per share for past services. On February 24, 2010, Across America Real Estate Exchange, Inc. merged its subsidiary with Accredited Members, Inc. at an effective exchange rate of approximately $0.22 per share.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through March 31, 2010 was $183,108.  As of March 31, 2010 and 2009 operating expenses are $26,980 and $10,883 respectively.  The increase from quarter to quarter is related to professional and legal fees charged to the Company for the Company DTC registration.

(9)  Concentration of Credit Risk

Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 96% of the Company’s assets as of March 31, 2010.  The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of March 31, 2010.  Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

(10)    Investments and Deposits

The Company invested in two companies in the fourth quarter of 2008. The investments are Marine Exploration and Omni Bio Pharmaceutical, Inc. (OMNI, formerly Across America Financial Services, Inc.  In February 2010 the Company paid $2,000 for 200,000 warrants of Accredited Members, Inc. (AMI, formerly Across America Real Estate Exchange, Inc.)

In 2008 the Company owned more than 20% of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments.  Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration lost significantly more that $50,000 in 2008.  This loss was significantly over and above the Company’s percentage ownership of the loss. In 2008, the Company recorded the loss at the amount of the total investment, or $50,000. We currently own 175,000,000 shares of common stock that represents 18.9% of the total outstanding shares.

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. Our ownership in Omni continues to be less than 20%.  The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.  In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment.  This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.   As of March 31, 2010 the fair value of Omni stock was $10.10.  The Company booked an unrealized loss of $3.2M based on the change in the market value from December 31, 2009 $12.00, and March 31, 2010, $10.10. On March 31, 2009, Financial Services merged with Omni Bio Pharmaceutical, Inc.

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

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter.  This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI.  As of March 31, 2010, the fair value of AMI stock was $1.50.  The Company booked an unrealized gain of $719K based on the $1.50 fair value amount of AMI stock.

(11)  Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:

	For the quarter ended	For the year ended
	March 31,	December 31,
	2010	2009
Net Income, as reported	$58,663	$74,274

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	11,042,104	12,566,353

Comprehensive Income	$11,100,767	$12,640,627

(12)    Subsequent Events

As of May 12, 2010 the market price of Omni is $10.01 per share, a decrease of $0.09 from $10.10 as of March 31, 2010. The market price for AMI is $2.00 per share for an increase of $0.50 from $1.50 as of March 31, 2010.  Based on this net change in market price, the value of the investments would increase by 111,091.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2010.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2010 and 2009.  For the quarter ended March 31, 2010 we had revenues of $104,907 compared to $30,559 for the quarter ended March 31, 2009.  Our revenues are associated with advisory services and fees.

Operating expenses, consisting primarily of selling, general and administrative costs were $26,980 for the quarter ended March 31, 2010, compared to $10,883 for the quarter ended March 31, 2009.  The increase from quarter to quarter is related to professional and legal fees charged to the Company for the Company DTC registration. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $58,663 for the quarter ended March 31, 2010, compared to net income of $15,262 for the quarter ended March 31, 2009.  For the period October 18, 2007 (inception) through March 31, 2010 net income was $104,393.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2010 were $71,384, compared to cash or cash equivalents on December 31, 2009 of $70,328.

Cash flows provided by operating activities were $5,125 for the three months ended March 31, 2010, compared to $15,686 for the three months ended March 31, 2009.  Most of the variance was due to an increase in net income, the recording of non-cash transactions in the amount of $72,483 and due to the Company recording a net income, we paid an estimated tax payment of $20,000 during the quarter ended March 31, 2010.  Cash flows used in operating activities from inception through March 31, 2010 was $4,233.

Net cash used in investing activities was $4,069 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $100,345 for the three months ended March 31, 2009. During the quarter ended March 31, 2009 the Company had a certificate of deposit mature that was considered a cash equivalent at the time and was converted to a short-term certificate of deposit going forward.  From our inception through March 31, 2010 our net cash used in investing activities was $395,698

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2010 and March 31, 2009. We had $471,315 from our inception on October 18, 2007 through March 31, 2010. There was $371,315 related to sales of stock and the remaining $100,000 was a net increase in notes payable due to a related party.

Over the next twelve months we do not expect any material capital costs for our operations. We plan to buy office equipment to be used in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

                   Currently, we believe that we have sufficient capital to implement our business operations or to sustain them at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Recently Issued Accounting Pronouncements

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

Risks Related to Our Business and Industry

We have limited operating history, and may never sustain a profit. If we cannot operate profitably, we could go out of business.

We were formed as a Colorado business entity in October, 2007. While we have been profitable in our last two fiscal years, there can be no guarantee that we will be able to sustain our history of profitability.  If we cannot sustain profitability, we could go out of business.

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

            We have begun to generate revenues and are current profitable. As of March 31, 2010, we had a cash position of $71,384.   We had certificates of deposit of $203,994. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and our Treasurer and the continued financing of WestMountain Blue, LLC.

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

We have only operated as a public company since 2008. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our stock has a limited public trading market on the OTC Bulletin Board and there is no guarantee an active trading market will ever develop for our securities.

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

*    departures of key personnel.

       Of our total outstanding shares as of March 31, 2010, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

 Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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
.

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

              * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

One report was filed on March 22, 2010 under cover of Form 8-K for the fiscal quarter ended March 31, 2010, relating to the appointment of a new officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 17, 2010.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)