Form 10-Q
period 2010-06-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2010-08-16
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2010

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 10, 2010, was 9,061,750.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page
Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through June 30, 2010	5

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Item 4T. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	23

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

Assets	June 30, 2010	December 31, 2009
	(Unaudited)

Cash and cash equivalents (note 1 and note 9)	$383,053	$70,328
Certificates of deposit (note 2)	114,110	203,667
Accounts receivable, related parties (note 7)	22,414	30,436
Prepaid expenses	4,110	3,433
Computers, net (note 3 )	5,475	6,039
Intangibles, net (note 4 )	10,026	12,589
Investment, at fair value (note 1 note 9 note 10 note 11)	19,789,010	20,485,282
Deferred tax asset, net (note 5)	10,197	12,676
Deposit (note 10)	-	70,155
Total assets	$20,338,395	$20,894,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$-
Income tax payable (note 5)	14,707	19,023
Note payable, related parties (note 7)	500,000	150,000
Interest payable, related parties (note 7)	11,972	4,438
Accrued liabilities	3,200	11,650
Accrued liabilities, related parties (note 7)	1,400	800
Deferred tax liability (note 5)	7,347,765	7,725,296
Total liabilities	7,879,044	7,911,207

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	362,253	362,253
Retained earnings accumulated during development stage	107,833	45,730
Other comprehensive income, net (note 11)	11,980,203	12,566,353
Total shareholders' equity	12,459,351	12,983,398
Total liabilities and shareholders' equity	$20,338,395	$20,894,605

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the quarters ended June 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through June 30, 2010
(Unaudited)
	For the quarters ended		For the six months ended		October 18, 2007 (Inception) Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$-	$27,713	$82,482	$27,713	$116,267
Management fees, related parties	22,414	30,525	44,839	61,084	274,171
Total revenue	22,414	58,238	127,321	88,797	390,438

Operating expenses: (note 8)
Sales, general and administrative expenses	13,034	15,207	40,015	26,090	196,142
Total sales, general and administraive expenses	13,034	15,207	40,015	26,090	196,142

Net income from operations	9,380	43,031	87,306	62,707	194,296

Other income/(expense)
Interest income	232	1,197	513	2,236	12,932
Interest expense	(3,835)	(2,244)	(7,533)	(4,463)	(19,173)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	(3,603)	(1,047)	(7,020)	(2,227)	(56,241)

Net income before income taxes	5,777	41,984	80,286	60,480	138,055

Provision for income taxes (note 5)	2,337	7,941	18,183	11,175	30,222
Net income	$3,440	$34,043	$62,103	$49,305	$107,833

Basic and diluted income per share	$0.00	$0.00	$0.01	$0.01
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750	9,061,750	9,061,750

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through June 30, 2010
(Unaudited)

						Retained Earnings/ Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gains/Losses	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock
shares sold at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock
shares sold at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock
shares sold at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock
shares sold at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception)
through December 31, 2007	-	-	-	-	-	(29,460)	-	(29,460)

Balance at December 31, 2007	-	$-	9,061,750	$9,062	$362,253	$(29,460)	$-	$341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$-	$342,771

Other comprehensive income for
the year ended December 31,2009	-	-	-	-	-	-	12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	$-	9,061,750	$9,062	$362,253	$45,730	$12,566,353	$12,983,398

Other comprehensive income for
six months ended June 30, 2010	-	-	-	-	-	-	(586,150)	(586,150)

Net income, for the six months
ended June 30, 2010	-	-	-	-	-	62,103	-	62,103

Balance at June 30, 2010	-	$-	9,061,750	$9,062	$362,253	$107,833	$11,980,203	$12,459,351

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2010 and for the
period October 18, 2007 (inception) through June 30, 2010
(Unaudited)
	For the six months ended		October 18, 2007 (Inception)
	June 30,		Through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net income	$62,103	$49,305	$107,833
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization (note 3 note 4)	4,917	2,225	14,403
Loss on investments	-	-	50,000
Stock received for advisory services	(72,483)	(27,713)	(106,268)
Changes in operating assets and operating liabilities:
Prepaid expenses	(677)	(2,020)	(4,110)
Accounts receivable, related parties (note 1 and note 7)	8,022	(812)	(22,414)
Deposits (note 10)	-	-	-
Accounts payable and accrued liabilities	(316)	(858)	16,572
Income tax payable (note 5)	(1,837)	5,875	4,510
Net cash (used in) provided by operating activities	(271)	26,002	60,526

Cash flows from investing activities:
Payments for computers and intangibles (note 3 note 4)	(1,790)	-	(29,904)
Payments for and proceeds from certificates of deposit (note 2)	89,557	(869)	(114,110)
Payments for investments (note 1 and note 10)	(124,771)	(2,000)	(354,774)
Net cash (used in) provided by investing activities	(37,004)	(2,869)	(498,788)

Cash flows from financing activities:

Proceeds from sale of common stock (note 6)	-	-	371,315
Payments for notes payable, related parties (note 7)	-		(75,000)
Proceeds from notes payable, related parties (note 7)	350,000	-	525,000
Net cash provided by financing activities	350,000	-	821,315

Net change in cash	312,725	23,133	383,053

Cash and cash equivalents, beginning of period	70,328	215,975	-

Cash and cash equivalents, end of period	$383,053	$239,108	$383,053

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$20,000	$5,300	$25,300
Interest	$-	$-	$-
Non cash investing activities
Unrealized gains/losses on investments charged to
other comprehensive income	$(586,150)	$-	$11,980,203
Deferred income taxes charged to other comprehensive income	$(377,531)	$-	$7,347,765

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of June 30, 2010 and December 31, 2009, there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the quarters ended June 30, 2010 and 2009, the company did not record any allowance against our accounts receivable balance.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of June 30, 2010, we held available-for-sale securities with an aggregate fair value of $19,789,010, including $11,980,203 of net unrealized gains recorded in accumulated other comprehensive income.  As of June 30, 2010, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (See Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Available-for-sale
securities	$ 19,789,010	$ -	$ -	$ 19,789,010

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

As of June 30, 2010 the Certificates of deposit are as follows:

		Interest Earned
		For the six
	Principal	months ended	Maturity	Interest
	Balance	June 30, 2010	Date	Rate

Bank A	$11,791	$192	Oct-10	0.55%

Bank C	$102,319	$294	Jul-10	0.50%

(3)   Computers

The Company currently has three computers that are being depreciated over three years.  One computer was place in service in 2008 in the amount of $4,800.  An additional computer was purchased in October 2009 in the amount of $3,738.  The last computer was purchased in February 2010 in the amount of $935. Depreciation for the quarters ended June 30, 2010 and 2009 was $789 and $1,112 respectively. For the six months ended June 30, 2010 depreciation was $4,917 and $2,225 for the six months ended June 30, 2009.

 (4)  Intangibles

The Company purchased a software program in 2007 in the amount of $8,550.  In 2009, additional purchases were made to upgrade the software program in the amount of $402.  The software and upgrades are amortized over three years.  In the third and fourth quarters of 2009 the Company implemented a website.   Total costs recorded for the year ended December 31, 2009 was $10,622.  In March 2010 we had additional work done on the website in the amount of $858.  We amortize the website costs over a three year period of time.  Amortization for the 3 months ended June 30, 2010 and 2009 was $781 and $1,408 respectively. Amortization costs for the six months ended June 30, 2010 and 2009 were $3,364 and $3,458 respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(5)   Income Taxes

	June 30,	December 31,
	2010	2009
Net income(loss) before income taxes	$5,777	$80,621
Current payable	1,292	19,023
Deferred income tax/(benefit)	1,045	(12,676)
Adjustment of beginning of period valuation
allowance for deferred tax assets		-
Income tax expense, net, reported in the
accompanying statement of operations	2,337	$6,347

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset increased by
$(1,170) and $12,676 for the quarter ended June 30, 2010 and the year ended December 31, 2009. As of June 30, 2010 and December 31, 2009, the
components of the net deferred tax assets/(liabilities) are as follows:

	June 30,	December 31,
	2010	2009
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	10,197	12,676
Total	10,197	12,676
Valuation allowance		-
Net deferred income taxes	$10,197	$12,676

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:
	June 30,	December 31,
	2010	2009
US statutory federal rate	15.00%	19.16%
State income tax rate, net of federal benefit	3.94%	3.74%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	18.94%	22.90%

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

There were no changes in common stock and additional paid in capital for the quarters ended June 30, 2010 and 2009.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for each quarter ending June 30, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

For the quarters ended June 30, 2010 and 2009 the Company recorded $22,414 and $30,525 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through June 30, 2010 the Company recorded $274,171 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the quarters ended June 30, 2010 and 2009 the Company recorded $-0- and $27,713, respectively, in revenue for advisory fees charged to Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., a related party.  For the period October 18, 2007 (inception) through June 30, 2010 the Company recorded a total of $116,267 in advisory fees.

As of June 30, 2010 the Company recorded $22,414 as an accounts receivable.  As of June 30, 2009, $30,436 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent second quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective third quarters.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matured in March 2010 and has been extended to March 2011.  On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note.  As of June 30, 2010 the full amount of the note and related accrued interest, in the amount of $11,972, is outstanding.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  As of June 30, 2010 an accrual of $400 has been recorded for unpaid services.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  As of June 30, 2010, no other activity has been recorded.

On February 23, 2010 Across America Real Estate Exchange, Inc. issued common stock, at a par value of $0.001, to David Wagner and Associates, and to Joni Troska, both unrelated parties to it, and WestMountain Asset Management, Inc. all at a value of $0.22 per share for past services. See note 10.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through June 30, 2010 was $196,142.  For the quarters ended June 30, 2010 and 2009 operating expenses are $13,034 and $15,207 respectively.  Most of the operating expenses consist of professional and legal fees charged to the Company.

(9)  Concentration of Credit Risk

Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 96% of the Company’s assets as of June 30, 2010.  The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of June 30, 2010.  Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

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

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. Our ownership in Omni continues to be less than 20%.  The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.  In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment.  This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.   As of June 30, 2010 the fair value of Omni stock was $10.00.  The Company booked an unrealized loss of $3.4M based on the change in the market value from December 31, 2009 $12.00, and June 30, 2010, $10.00. On March 31, 2009, Financial Services merged with Omni Bio Pharmaceutical, Inc.

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

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter.  This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI.  As of June 30, 2010, the fair value of AMI stock was $1.60.  The Company booked an unrealized gain of $2.4M based on the $1.60 fair value amount of AMI stock.

(11)  Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:

	For the quarter ended	For the year ended
	June 30,	December 31,
	2010	2009

Net Income, as reported	$3,440	$74,274

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	11,980,203	12,566,353

Comprehensive Income	$11,983,643	$12,640,627

(12)    Subsequent Events

As of August 11, 2010 the market price of Omni is $9.25 per share, a decrease of $0.75 from $10.00 as of June 30, 2010. The market price for AMI is $0.62 per share for an decrease of $0.98 from $1.60 as of June 30, 2010.  Based on this net change in market price, the value of the investments would decrease by $2,945,069.

As of June 30, 2010, there were no other reportable subsequent events that were noted.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending June 30, 2010.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2010 and 2009.  For the quarter ended June 30, 2010 we had revenues of $22,414 compared to $58,238 for the quarter ended June 30, 2009. For the six months ended June 30, 2010 we had revenues of $127,321 compared to $88,797 for the six months ended June 30, 2009. Our revenues are associated with advisory services and management fees.

Operating expenses, consisting primarily of selling, general and administrative costs were $13,034 for the quarter ended June 30, 2010, compared to $15,207 for the quarter ended June 30, 2009. Operating expenses were 40,015 for the six months ended June 30, 2010 compared to $26,090 for the six months ended June 30, 2009. Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had net income of $3,440 for the quarter ended June 30, 2010, compared to net income of $34,043 for the quarter ended June 30, 2009. We had net income of $62,103 for the six months ended June 30, 2010 compared to net income of $49,305 for the six months ended June 30, 2009.  For the period October 18, 2007 (inception) through June 30, 2010 net income was $107,833.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2010 were $383,053, compared to cash or cash equivalents on December 31, 2009 of $70,328.

Cash flows used in operating activities were $271 for the six months ended June 30, 2010, compared to net cash provided by operating activities were $26,002 for the six months ended June 30, 2009.  Most of the variance was due to an increase in net income, the recording of non-cash transactions in the amount of $72,483 and  we paid an estimated tax payment of $20,000 during the quarter ended June 30, 2010.  Cash flows provided by operating activities from inception through June 30, 2010 was $60,526.

Net cash used in investing activities was $37,004 for the six months ended June 30, 2010, compared to $2,869 for the six months ended June 30, 2009. During the quarter ended June 30, 2009 the Company had a certificate of deposit mature that was considered a cash equivalent at the time and was converted to a short-term certificate of deposit going forward.  From our inception through June 30, 2010 our net cash used in investing activities was $498,788.

Cash flows provided by financing activities were $350,000 for the six months ended June 30, 2010 and $-0- for the six months ended June 30, 2009. We had $821,315 from our inception on October 18, 2007 through June 30, 2010. There was $371,315 related to sales of stock and the remaining $450,000 was a net increase in notes payable due to a related party.

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

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through June 30, 2010, which is the date the financial statements were issued.

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

            We have begun to generate revenues and are current profitable. As of June 30, 2010, we had a cash position of $383,053.   We had certificates of deposit of $114,110. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

       Of our total outstanding shares as of June 30, 2010, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

                  * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 16, 2010.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)