Form 10-Q
period 2010-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2010-11-22
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 12, 2010, was 9,061,750.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2010 and 2009	3

Condensed Consolidated Statement of Operations (Unaudited) for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010	4

Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010	5

Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the period October 18, 2007 through September 30, 2010	6

Notes to the Condensed Consolidated Financial Statements	7

ITEM 2. Management's Discussion and Analysis and Plan of Operation	14

ITEM 3. Quantitative and Qualitative Disclosures About Mark Risk	17

ITEM 4. Controls and Procedures	17

ITEM 4T. Controls and Procedures	17

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	17

ITEM 1A. Risk Factors	17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	21

ITEM 4. Submission of Matters to a Vote of Security Holders	21

ITEM 5. Other Information	21

ITEM 6. Exhibits	22

Signatures	22

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2010	2009
	(Unaudited)	(Derived from
		audited financial
		statements)

Cash and cash equivalents (note 1 and note 9)	$328,936	$70,328
Certificates of deposit (note 2)	114,280	203,667
Accounts receivable, related parties (note 7)	22,416	30,436
Note receivable	60,000	-
Prepaid expenses	4,650	3,433
Computers, net (note 3 )	4,686	6,039
Intangibles, net (note 4 )	8,323	12,589
Investment, at fair value (note 1 note 9 note 10 note 11)	9,316,405	20,485,282
Deferred tax asset, net (note 5)	17,355	12,676
Deposit (note 10)	-	70,155
Total assets	$9,877,051	$20,894,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$-
Income tax payable (note 5)	37,528	19,023
Note payable, related parties (note 7)	500,000	150,000
Interest payable, related parties (note 7)	24,575	4,438
Accrued liabilities	3,723	11,650
Accrued liabilities, related parties (note 7)	200	800
Deferred tax liability (note 5)	3,661,802	7,725,296
Total liabilities	4,227,828	7,911,207

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	362,253	362,253
Retained earnings accumulated during development stage	100,797	45,730
Other comprehensive income, net (note 11)	5,177,111	12,566,353
Total shareholders' equity	5,649,223	12,983,398
Total liabilities and shareholders' equity	$9,877,051	$20,894,605

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010
(Unaudited)
					October 18, 2007
	For the three months ended		For the nine months ended		(Inception) Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$16,450	$-	$98,932	$27,713	$132,717
Management fees, related parties	22,416	30,448	67,255	91,532	296,587
Total revenue	38,866	30,448	166,187	119,245	429,304

Operating expenses: (note 8)
Sales, general and administrative expenses	16,574	11,956	56,586	38,046	212,715
Total sales, general and administraive expenses	16,574	11,956	56,586	38,046	212,715

Net income from operations	22,292	18,492	109,601	81,199	216,589

Other income/(expense)
Interest income	137	786	649	3,022	13,068
Interest expense	(12,603)	(1,496)	(20,137)	(5,959)	(31,775)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	(12,466)	(710)	(19,488)	(2,937)	(68,707)

Net income before income taxes	9,826	17,782	90,113	78,262	147,882

Provision for income taxes (note 5)	16,863	5,942	35,046	17,117	47,085
Net income (loss)	$(7,037)	$11,840	$55,067	$61,145	$100,797

Basic and diluted income per share	$(0.00)	$0.00	$0.01	$0.01
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750	9,061,750	9,061,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2010 and for the period October 18, 2007 (inception) through September 30, 2010
(Unaudited)			October 18, 2007
	For the nine months ended		(Inception) Through
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net income	$55,067	$61,145	$100,797
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization (note 3 note 4)	7,410	3,776	16,896
Loss on investments	-	-	50,000
Stock received for advisory services	(88,933)	(27,713)	(122,718)
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,217)	(1,316)	(4,650)
Accounts receivable, related parties (note 1 and note 7)	8,020	(734)	(22,416)
Deposits (note 10)	-	-	-
Accounts payable and accrued liabilities	11,609	(2,885)	28,497
Income tax payable (note 5)	13,826	11,629	20,173
Net cash provided by operating activities	5,782	43,902	66,579

Cash flows from investing activities:
Payments for computers and intangibles (note 3 note 4)	(1,790)	(8,700)	(29,904)
Payments for notes receivable	(60,000)	-	(60,000)
Payments for and proceeds from certificates of deposit (note 2)	89,387	(1,135)	(114,280)
Payments for investments (note 1 and note 10)	(124,771)	(2,000)	(354,774)
Net cash (used in) provided by investing activities	(97,174)	(11,835)	(558,958)

Cash flows from financing activities:

Proceeds from sale of common stock (note 6)	-	-	371,315
Payments for notes payable, related parties (note 7)	-	(75,000)	(75,000)
Proceeds from notes payable, related parties (note 7)	350,000	150,000	525,000
Net cash provided by financing activities	350,000	75,000	821,315

Net change in cash	258,608	107,067	328,936

Cash and cash equivalents, beginning of period	70,328	215,975	-

Cash and cash equivalents, end of period	$328,936	$323,042	$328,936

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$20,000	$5,300	$25,300
Interest	$-	$-	$-
Non cash investing activities
Unrealized gains/losses on investments charged to
other comprehensive income	$(7,389,242)	$-	$5,177,111
Deferred income taxes charged to other comprehensive income	$(4,063,494)	$-	$3,661,802

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through September 30, 2010
(Unaudited)						Retained Earnings/
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gains/Losses	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through
December 31, 2007	-	-	-	-	-	(29,460)	-	(29,460)

Balance at December 31, 2007	-	$-	9,061,750	$9,062	$362,253	$(29,460)	$-	$341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	$-	9,061,750	$9,062	$362,253	$(28,544)	$-	$342,771

Other comprehensive income for the year ended
December 31,2009	-	-	-	-	-	-	12,566,353	12,566,353

Net income, for the year
ended December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	$-	9,061,750	$9,062	$362,253	$45,730	$12,566,353	$12,983,398

Other comprehensive income for nine months ended
September 30, 2010	-	-	-	-	-	-	(7,389,242)	(7,389,242)

Net income, for the nine months ended
September 30, 2010	-	-	-	-	-	55,067	-	55,067

Balance at September 30, 2010	-	$-	9,061,750	$9,062	$362,253	$100,797	$5,177,111	$5,649,223

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of September 30, 2010 and December 31, 2009, there were no cash equivalents.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the three months ended September 30, 2010 and 2009, the company did not record any allowance against our accounts receivable balance.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820 Fair Value Measures, formerly SFAS 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows: The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2010, were as follows:

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

Available-for-sale securities are accounted for on a specific identification basis.  As of September 30, 2010, we held available-for-sale securities with an aggregate fair value of $9,316,405, including $5,177,111 of net unrealized gains recorded in accumulated other comprehensive income.  As of September 30, 2010, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (See Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Available-for-sale
securities	$9,316,405	$-	$-	$9,316,405

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)   Computers

The Company currently has three computers that are being depreciated over three years.  One computer was place in service in 2008 in the amount of $4,800.  An additional computer was purchased in October 2009 in the amount of $3,738.  The last computer was purchased in February 2010 in the amount of $935. Depreciation for the three months ended September 30, 2010 and 2009 was $789 and $1,551 respectively. For the nine months ended September 30, 2010 depreciation was $2,342 and $3,777 for the nine months ended September 30, 2009.

 (4)  Intangibles

The Company purchased a software program in 2007 in the amount of $8,550.  In 2009, additional purchases were made to upgrade the software program in the amount of $402.  The software and upgrades are amortized over three years.  In the third and fourth quarters of 2009 the Company implemented a website.   Total costs recorded for the year ended December 31, 2009 was $10,622.  In March 2010 we had additional work done on the website in the amount of $858.  We amortize the website costs over a three year period of time.  Amortization for the three months ended September 30, 2010 and 2009 was $1,703 and $-0- respectively. Amortization costs for the nine months ended September 30, 2010 and 2009 were $5,068 and $-0- respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(5)   Income Taxes

	September 30,	December 31,
	2010	2009
Net income before income taxes	$90,113	$80,621
Current payable	37,528	19,023
Deferred income tax/(benefit)	(2,482)	(12,676)
Adjustment of beginning of period valuation
allowance for deferred tax assets		-
Income tax expense, net, reported in the
accompanying statement of operations	35,046	$6,347

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2010. and December 31, 2009, the components of the net deferred tax assets
/(liabilities) are as follows:

	September 30,	December 31,
	2010	2009
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	15,332	12,676
Total	15,332	12,676
Valuation allowance		-
Net deferred income taxes	$15,332	$12,676

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:
	June 30,	December 31,
	2010	2009
US statutory federal rate	15.00%	19.16%
State income tax rate, net of federal benefit	3.94%	3.74%
Change in valuation allowance	0.00%	0.00%
Effective tax rate	18.94%	22.90%

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

There were no changes in common stock and additional paid in capital for the quarters ended September 30, 2010 and 2009.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for each quarter ending September 30, 2010 and 2009.  As of September 30, 2010 the Company did not have a balance due to Bohemian Companies, LLC.

For the three months ended September 30, 2010 and 2009 the Company recorded $22,416 and $30,448 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through September 30, 2010 the Company recorded $296,587 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the three months ended September 30, 2010 and 2009 the Company recorded $16,450 and $-0-, respectively, in revenue for advisory fees charged to CapTerra Financial Group, Inc. and Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., both are related parties.  For the period October 18, 2007 (inception) through September 30, 2010 the Company recorded a total of $132,717 in advisory fees.

As of September 30, 2010 the Company recorded $22,416 as an accounts receivable.  As of December 31, 2009, $30,436 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent third quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective fourth quarters.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matured in March 2010 and has been extended to March 2011.  On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note.  As of September 30, 2010 the full amount of the note and related accrued interest, in the amount of  $24,575 is outstanding.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party.  As of September 30, 2010 an accrual of $200 has been recorded for unpaid services.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  As of September 30, 2010, no other activity has been recorded.

On February 23, 2010 Across America Real Estate Exchange, Inc. issued common stock, at a par value of $0.001, to David Wagner and Associates, and to Joni Troska, both unrelated parties to it, and WestMountain Asset Management, Inc. all at a value of $0.22 per share for past services. See note 10.

On September 29,2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,625,000 warrants. The warrants have been recorded at fair value as of September 30, 2010 at a value of $16,450.  The warrants have been restricted and cannot be exercised for two years.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through September 30, 2010 was $212,715.  For the three months ended September 30, 2010 and 2009 operating expenses were $16,574 and $11,956 respectively.  For the nine months ended September 30, 2010 and 2009 the operating expenses were $56,586 and $38,046 respectively.  Most of the operating expenses consist of professional and legal fees charged to the Company.

(9)  Concentration of Credit Risk

Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2010 the Company had $80,582 for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 94% of the Company’s assets as of September 30, 2010.  The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of September 30, 2010.  Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

 (10)    Investments and Deposits

The Company invested in two companies in the fourth quarter of 2008. The investments are Marine Exploration and Omni Bio Pharmaceutical, Inc. (OMNI, formerly Across America Financial Services, Inc.  In February 2010 the Company paid $2,000 for 200,000 warrants of Accredited Members, Inc. (AMI, formerly Across America Real Estate Exchange, Inc.)

In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments.  Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration lost significantly more that $50,000 in 2008.  This loss was significantly over and above the Company’s percentage ownership of the loss. In 2008, the Company recorded the loss at the amount of the total investment, or $50,000. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 20% ownership in Marine Exploration.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. The ownership in Omni continues to be less than 20%.  The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.  In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment.  This cost represents the fair value of services performed by the
Company in exchange for shares of common stock of Omni.   As of September 30, 2010 the fair value of Omni stock was $5.00.  The Company booked an unrealized loss of $8.3M based on the change in the market value from September 30, 2009 $12.50, and September 30, 2010, $5.00. On March 31, 2009, Financial Services merged with Omni Bio Pharmaceutical, Inc.

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

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter.  This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI.  As of September 30, 2010, the fair value of AMI stock was $0.45.  The Company booked an unrealized loss of $2.0M based on the $0.45 fair value amount of AMI stock.

On September 29,2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,625,000 warrants. The warrants have been recorded at fair value as of September 30, 2010 at a value of $16,450.  The warrants have been restricted and cannot be exercised for two years.

(11)  Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:
	For the quarter ended	For the year ended
	September 30,	December 31,
	2010	2009
Net Income, as reported	$(7,037)	$74,274

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	5,177,111	12,566,353

Comprehensive Income	$5,170,074	$12,640,627

(12)    Subsequent Events

On November 10, 2010 the market price of Omni is $4.00 per share, a decrease of $1.00 from $5.00 as of September 30, 2010. Based on this net change in market price, the value of the investments would decrease by $1,707,107.

As of September 30, 2010, there were no other reportable subsequent events that were noted.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2010.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three and nine-months ended September 30, 2010 and 2009.

We had revenues of $38,866 for the three months ended September 30, 2010, compared to $30,448 for the three months ended September 30, 2009. We had revenues of  $166,187 for the nine months ended September 30, 2010, compared to $119,245 for the nine months ended September 30, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs were $16,574 for the three months ended September 30, 2010, compared to $11,956 for the three months ended September 30, 2009. Selling, general and administrative costs were $56,586 for the nine months ended September 30, 2010, compared to $38,046 for the nine months ended September 30, 2009.  Most of the costs were attributable to professional and contract services. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $7,037 for the three months ended September 30, 2010, compared to net income of $11,840 for the three months ended September 30, 2009.  We had net income of $55,067 for the nine months ended September 30, 2010, compared to net income of $61,145 for the nine months ended September 30, 2009.

As of September 30, 2010, we hold four investment positions. The first position involves Omni Bio Pharmaceutical, Inc., a public company listed for trading on the OTC Bulletin Board. As of September 30, 2010, we own a total of 577,857 common shares.  On October 8, 2009, the Company exercised an option to purchase an additional 1,169,250 common shares under such terms and conditions that would not make us a control person of Omni Bio Pharmaceutical, Inc.

Our second position involves Marine Exploration, Inc., a public company listed for trading on the OTC Bulletin Board.   As of September 30, 2010, we own a total of 175,000,000 common shares, which we have written down to zero value.

Our third position involves of Accredited Members, Inc. (AMI, formerly Across America Real Estate Exchange, Inc.) a public company listed for trading on the OTC Bulletin Board.  In February 2010 we paid $2,000 for 200,000 warrants of Accredited Members, Inc.  As of September 30, 2010, we own a total of 1,698,713 common shares.

Our fourth position involves CapTerra Financial Group, Inc., a public company listed for trading on the OTC Bulletin Board. On September 29,2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. We provided advisory services related to the transaction and for those services received 1,625,000 warrants. The warrants have been recorded at fair value as of September 30, 2010 at a value of $16,450.  The warrants have been restricted and cannot be exercised for two years.

Liquidity and Capital Resources

Our cash and cash equivalents on September 30, 2010 were $328,936 compared to $323,042 on September 30, 2009.  We had $114,280 and $101,480 in a certificate of deposit as of September 30, 2010 and 2009, respectively.

Cash flows provided by operating activities were $5,782 for the nine months ended September 30, 2010, compared to cash flows provided by operating activities of $43,902 for the nine months ended September 30, 2009.

Net cash used in investing activities was $97,174 for the nine months ended September 30, 2010, compared to $11,835 for the nine months ended September 30, 2009.

Cash flows provided by financing activities were $350,000 and $75,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Not applicable.

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

            We have begun to generate revenues and are current profitable. As of September 30, 2010, we had a cash position of $328,936.   We had certificates of deposit of $114,280. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

We believe that the identification, acquisition and development of appropriate investments are key drivers of our business. Our success depends, in part, on our ability to obtain these investments under favorable terms and conditions and have them increase in value. We cannot assure you that we will be successful in our attempts to find, acquire, and/or develop appropriate investments, will not be challenged by competitors that may put us at a disadvantage. Further, we cannot assure you that others will not independently develop similar or superior programs or investments, which may imperil our profitability.

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

Of our total outstanding shares as of September 30, 2010, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

    * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
    ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 22, 2010.

WEST MOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Chief Executive Officer
Chief Financial Officer