Form 10-K
period 2010-12-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2011-04-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1,139,700.

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

        We operate out of one office in Colorado. We have no specific plans at this point for additional offices.   On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2010 but was extended to December 31, 2011.

                Our operations have become profitable for the past two years. Based upon our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Markets

We believe that the primary reason that clients would work with us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we believe that we have developed and expanded on already existing relationships to develop a competitive edge. We utilize the expertise of our principal officer to develop our business.

Raw Materials

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

Customers and Competition

Our business plan involves acting as an asset manager for private equity and direct investment funds. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully identify investments as well as raise capital through partnership structures in this highly competitive environment. We cannot guarantee that we will be able to continue to do so successfully.

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

Backlog

At December 31, 2010, we had no backlogs.

Employees

             Mr. Brian Klemsz, our President, does not draw a salary or receive any other kind of compensation. We also have a part-time employee, Ms. Joni Troska, our corporate Secretary, However, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for our two most recent fiscal years, we may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have been profitable at our two most recent fiscal years. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

 If we do not continue to generate adequate revenues to finance our operations, our business may fail.

            As of December 31, 2010, we had a cash position of $402,152 and an additional $11,800 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz.

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

       Of our total outstanding shares as of December 31, 2010, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a monthly lease at the rate of $170 per month.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2010, there were seventy-one record holders of our common stock and there were 9,061,750 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2010 and 2009.

	Closing Bid Price
2010	High	Low
First Quarter	$2.00	$2.00
Second Quarter	$2.00	$1.25
Third Quarter	$1.25	$0.25
Fourth Quarter	$1.00	$0.25

	Closing Bid Price
2009	High	Low
First Quarter	$0.15	$0.15
Second Quarter	$0.30	$0.07
Third Quarter	$0.41	$0.30
Fourth Quarter	$2.00	$0.41

  On February 28, 2011, the closing bid price of our common stock in the OTC Bulletin Board was $0.25 per share and our volume was -0- shares.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

For the year ended December 31, 2010 we had revenue of $188,634. In comparison for the year ended December 31, 2009 we had revenue of $149,681. From our inception on October 18, 2007 through December 31, 2010, we generated a total of $451,751 in revenue.  All revenues are earned from related parties.

Operating expenses, which consisted solely of general and administrative expenses, were $93,283 and $62,666 respectively for the years ended December 31, 2010 and 2009. For the period from our inception on October 18, 2007 through December 31, 2010, our operating expenses are $249,411. The major component of general and administrative expenses is professional fees.

For the year ended December 31, 2010 we had net income of $47,329. In comparison for the year ended December 31, 2009 we had net income of $74,274. We had net income of $93,059 for the period from our inception on October 18, 2007 through December 31, 2010.

We have been profitable for the last two fiscal years and believe that we will continue to be profitable in the next fiscal year.

To operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $100,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

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

Liquidity and Capital Resources.

As of December 31, 2010, we had cash or cash equivalents of $402,152.

For the fiscal year ended December 31, 2010 net cash provided by operating activities was $8,166 compared to net cash provided by operating activities for the fiscal year ended December 31, 2009 of $57,287. Net cash provided by operating activities was $18,962 from our inception on October 18, 2007 through December 31, 2010.

      For the fiscal year ended December 31, 2010 net cash used in investing activities was $26,342 compared to net cash used in investing activities for the fiscal year ended December 31, 2009 of $277,934.  Cash flows used in investing activities were $488,125 from our inception on October 18, 2007 through December 31, 2010.  We purchased several investments during these time periods that have been recorded on the financials using Level 1fair value measurements, as defined under Critical Accounting Policies below.

For the fiscal year ended December 31, 2010 net cash flows provided by financing activities was $350,000 compared to net cash flows provided by financing activities for the fiscal year ended December 31, 2009 of $75,000.  Cash flows provided by financing activities were $871,315 from our inception on October 18, 2007 through December 31, 2010.  In 2008 the Company recorded a notes payable of $75,000 from a related party.  This note was increased by a net additional amount of $75,000 in 2009 and $350,000 in 2010.  Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

In January 2011, we purchased 113,910 units of Silver Verde May Mining Co., in the amount of $39,868.50. Each unit consists of one share of common stock and one redeemable stock purchase warrant.  Future financial statements will reflect the current market value of the stock.

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

 In any case, we try to operate with minimal overhead. Our primary activity is to act as an asset manager by raising, investing and managing private equity and direct investment funds. If we succeed in generating sufficient revenues, we will continue to be profitable. We cannot guarantee that this will continue to occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Fair Value Measurements
ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Revenue Recognition
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

Recently Issued Accounting Pronouncements

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and 2 fair value measurements and enhanced detail in the Level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which are as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 roll forward. The adoption did not have a material impact on our consolidated results of operations or financial condition.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Asset Management, Inc.

FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the year ended December 31, 2010 and December 31, 2009 and for the period from October 18, 2007 (inception) to December 31, 2010	F-4

Consolidated Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2010 and December 31, 2009 and for the period from October 18, 2007 (inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Asset Management, Inc.

We have audited the accompanying balance sheets of WestMountain Asset Management, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from October 18, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Asset Management, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period from October 18, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
April 14, 2011

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2010	2009

Cash and cash equivalents (note 1 and note 9)	$402,152	$70,328
Certificates of deposit (note 2)	11,800	203,667
Accounts receivable, related parties (note 7)	22,417	30,436
Note receivable	90,000	-
Prepaid expenses	1,601	3,433
Computers, net (note 3 )	3,896	6,039
Intangibles, net (note 4 )	6,858	12,589
Investment, at fair value (note 1 note 9 note 10 note 11)	10,808,319	20,485,282
Deferred tax asset, net (note 5)	23,947	12,676
Deposit (note 10)	-	70,155
Total assets	$11,370,990	$20,894,605

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$433	$-
Income tax payable (note 5)	24,775	19,023
Note payable, related parties (note 7)	500,000	150,000
Interest payable, related parties (note 7)	37,178	4,438
Accrued liabilities	14,523	11,650
Accrued liabilities, related parties (note 7)	525	800
Deferred tax liability (note 5)	3,839,311	7,725,296
Total liabilities	4,416,745	7,911,207

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,062	9,062
9,061,750 shares issued and outstanding for 2010 and 2009
Additional paid-in-capital	362,253	362,253
Earnings accumulated during development stage	93,059	45,730
Other comprehensive income, net (note 11)	6,489,871	12,566,353
Total shareholders' equity	6,954,245	12,983,398
Total liabilities and shareholders' equity	$11,370,990	$20,894,605

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through December 31, 2010

	For the years ended December 31,		October 18, 2007 (Inception) Through December 31,
	2010	2009	2010

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$98,932	$27,713	$132,717
Management fees, related parties	89,702	121,968	319,034
Total revenue	188,634	149,681	451,751

Operating expenses: (note 8)
Sales, general and administrative expenses	93,283	62,666	249,411
Total sales, general and administraive expenses	93,283	62,666	249,411

Net income from operations	95,351	87,015	202,340

Other income/(expense)
Interest income	782	3,346	13,201
Interest expense	(32,740)	(9,740)	(44,379)
Loss on investment	-	-	(50,000)
Total other income/(expense)	(31,958)	(6,394)	(81,178)

Net income before income taxes	63,393	80,621	121,162

Provision for income taxes (note 5)	16,064	6,347	28,103
Net income	$47,329	$74,274	$93,059

Basic and diluted income per share	$0.01	$0.01
Basic and diluted weighted average common
shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through December 31, 2010

						Earnings
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gain/(Loss)	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,460)	-	(29,460)
December 31, 2007

Balance at December 31, 2007	-	-	9,061,750	9,062	362,253	(29,460)	-	341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	-	9,061,750	9,062	362,253	(28,544)	-	342,771

Other comprehensive income for the year ended
December 31, 2009	-	-	-	-	-		12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	-	9,061,750	9,062	362,253	45,730	12,566,353	12,983,398

Other comprehensive income for the year ended
December 31, 2010	-	-	-	-	-	-	(6,076,482)	(6,076,482)

Net income, for the year ended
December 31, 2010	-	-	-	-	-	47,329	-	47,329

Balance at Dectember 31, 2010	-	$-	9,061,750	$9,062	$362,253	$93,059	$6,489,871	$6,954,245

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through December 31, 2010

	For the years ended December 31,		October 18, 2007 (Inception)through December 31,
	2010	2009	2010

Cash flows from operating activities:
Net income	$47,329	$74,274	$93,059
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization (note 3 and 4)	9,666	5,998	19,151
Stock received for advisory fees (note 7)	(88,932)	(27,713)	(122,717)
Changes in operating assets and operating liabilities:
Prepaid expenses	1,832	(237)	(1,601)
Accounts receivable, related parties (note 7)	8,019	(723)	(22,417)
Accounts payable and accrued liabilities	35,771	5,033	52,659
Income tax payable (note 5)	(5,519)	655	828
Deposits (note 7)	-	-	-
Net cash provided by operating activities	8,166	57,287	18,962

Cash flows from investing activities:
Purchases of property and equipment (note 3 and 4)	(1,792)	(14,764)	(29,905)
Payments for investments (note 10)	(126,417)	(159,848)	(356,420)
Notes receivable (note 4)	(90,000)	-	(90,000)
Payments for and proceeds from certificates of deposit (note 2)	191,867	(103,322)	(11,800)
Net cash (used in) provided by investing activities	(26,342)	(277,934)	(488,125)

Cash flows from financing activities:
Payments for notes payable, related parties (note 7)		(75,000)	(75,000)
Proceeds from notes payable, related parties (note 7)	350,000	150,000	575,000
Proceeds from sale of common stock (note 6)	-	-	371,315
Net cash provided by financing activities	350,000	75,000	871,315

Net change in cash	331,824	(145,647)	402,152

Cash and cash equivalents, beginning of period	70,328	215,975	-

Cash and cash equivalents, end of period	$402,152	$70,328	$402,152

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$20,363	$5,504	$25,867
Interest	$-	$7,200	$7,200

Non cash investing activities
Unrealized gains on investments	$(9,962,467)	$20,291,649	$10,329,182
Deferred income taxes	$(3,885,985)	$7,725,296	$3,839,311

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with ASC 915 “Accounting and Reporting by Development Stage Enterprises".  The Company’s plan is to act as an investment asset manager by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010 we had a three month certificate of deposit in the amount of $102,571 that matured January 24, 2011.  There was no cash equivalents as of December 31, 2009.

Accounts Receivable
Accounts receivable consists of amounts due from the management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable.  For the years ended December 31, 2010 and 2009, the company did not record any allowance against our accounts receivable balance.

Notes Receivable
Notes receivable consist of secured loans to unrelated third parties and are reported at the outstanding principal balance. As of December 31, 2010 our principal balance was $90,000.

Allowance for Loss on Note Receivable
The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2010, the allowance for loss on note receivable was $-0-.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820 Fair Value Measures.  ASC820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilitiesare based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets require to be measured at fair value on a recurring basis including our major assets that approximates fair value as determined by using the future expected net cash flows on the sale of the investments. The valuations of the majority of the assets are considered Level 2 fair value measures under ASC 820.

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
Notes to the Consolidated Financial Statements

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2010, we held available-for-sale securities with an aggregate fair value of $10,808,319 including $6,489,871 of unrealized gains (net of tax) recorded in accumulated other comprehensive income.  As of December 31, 2010, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets.  (See Note 9 for details of available for sale investments).

3.	Notes receivable: The carrying value of our notes receivable are presented as the face amount of the note.

4.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note.

  WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2010, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Available-for-sale
securities	$8,357,269	$2,451,050	$ -	$10,808,319

There were no changes to the valuation techniques used during the period.

Computers/Intangibles and Depreciation/Amortization
Computers and intangibles are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing computers and intangibles, are capitalized and depreciated or amortized. Upon retirement or disposition of computers and intangibles, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Available for Sale Investments
The Company reports all of its investments on the balance sheet as available for sale.  The asset reflects the original cost of the investments, unrealized gain/loss amounts based on the market price as of the date of the financial statements.  Any tax adjustment related to the unrealized gain/loss is reflected as a deferred tax asset or liability on the balance sheet.

Other comprehensive income (OCI) is made up of the unrealized gain/loss amounts related to the available for sale investments of the Company.  The OCI balance is recorded net of tax. See Note 10 and 11.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Uncertain Tax Positions
The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings Per Share
Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the year ended December 31, 2010 was -0- shares.

Subsequent Events
The FASB issued ASC 855-10 “Subsequent Events” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  The company has evaluated all subsequent events through the date the financial statements were available to be issued (see Note 12).

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

The accompanying consolidated financial statements include the accounts of WestMountain Asset Management, Inc. and the following 100% owned subsidiaries, which were active at December 31, 2010:

       WestMountain Business Consulting, Inc.
       WestMountain Allocation Analytics, Inc.
       WestMountain Valuation Services, Inc.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements
In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and 2 fair value measurements and enhanced detail in the Level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which are as follows: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 roll forward. The adoption did not have a material impact on our consolidated results of operations or financial condition.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Fiscal Year-end
The Company operates on a December 31 year-end.

 (2)   Certificates of Deposit

 The company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)   Computers

The Company currently has three computers that are being depreciated over three years.  One computer was place in service in 2008 in the amount of $4,800.  An additional computer was purchased in October 2009 in the amount of $3,738.  The last computer was purchased in February 2010 in the amount of $935. Depreciation for the years ended December 31, 2010 and 2009 was $3,132 and $2,045 respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

(4)  Intangibles

The Company purchased a software program in 2007 in the amount of $8,550.  In 2009, additional purchases were made to upgrade the software program in the amount of $402.  The software and upgrades are amortized over three years.  In the third and fourth quarters of 2009 the Company implemented a website.   Total costs recorded for the year ended December 31, 2009 was $10,622.  In March 2010 we had additional work done on the website in the amount of $858.  We amortize the website costs over a three year period of time.  Amortization for the years ended December 31, 2010 and 2009 was $6,533 and $3,953 respectively.

(5)   Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2010	2009

Income(Loss) before income taxes	$63,393	$80,621
Current payable	25,417	19,023
Deferred income tax benefit	(9,353)	(12,676)
Adjustment of beginning of period valuation
allowance for deferred tax assets	-	-
Income tax expense, net, reported in the
accompanying statement of operations	$16,064	$6,347

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax asset increased by $11,271 and $2,657 for the years ended December 31, 2010 and December 31, 2009.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

As of December 31, 2010 and 2009, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2010	2009
Net operating loss carry forwards	$-	$-
Depreciation/amortization of other	23,947	12,676
Total	$23,947	$12,676

Valuation allowance	$-	$-
Net deferred income taxes	$23,947	$12,676
Net deferred tax liability	$3,022,490	$7,725,296

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2010	2009
US statutory federal rate	21.716%	19.164%
State income tax rate, net of federal benefit	3.625%	3.743%
Change in valuation allowance	0.000%	0.000%
Effective tax rate	25.341%	22.907%

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

There were no changes in common stock and additional paid in capital for the years ended December 31, 2010 and 2009.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2010 and 2009.  As of December 31, 2010 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2010 and 2009 the Company recorded $89,702 and $121,968 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through December 31, 2010 the Company recorded $319,034 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2010 and 2009 the Company recorded $98,932 and $27,713 respectively, in revenue for advisory fees charged to CapTerra Financial Group, Inc. and Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., both are related parties.  For the period October 18, 2007 (inception) through December 31, 2010 the Company recorded a total of $132,717 in advisory fees.

As of December 31, 2010 the Company recorded $22,417 as an accounts receivable.  As of December 31, 2009, $30,436 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective quarters.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matured in March 2010 and has been extended to March 2011.  On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note.  As of December 31, 2010 the full amount of the note and related accrued interest, in the amount of $37,178 is outstanding.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc. on March 19, 2010, and is considered to be a related party.  As of December 31, 2010 an accrual of $525 has been recorded for unpaid services.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  As of December 31, 2010, no other activity has been recorded.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December the warrants were exercised and the resulting investment in equity securities have been recorded at a fair value of $2,451,050 as of December 31, 2010.  The equity securities have been restricted and cannot be sold for two years.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through December 31, 2010 was $249,411.  For the years ended December 31, 2010 and 2009 operating expenses were $93,283 and $62,666 respectively.  Most of the operating expenses consist of professional and legal fees charged to the Company.

(9)  Concentration of Credit Risk

Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2010 the Company had $52,189 for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 74% of the Company’s assets as of December 31, 2010.  The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of December 31, 2010.  Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

 (10)    Investments and Deposits

The Company invested in two companies in the fourth quarter of 2008. The investments are Marine Exploration and Omni Bio Pharmaceutical, Inc. (OMNI, formerly Across America Financial Services, Inc.)  In February 2010 the Company paid $2,000 for 200,000 warrants of Accredited Members, Inc. (AMI, formerly Across America Real Estate Exchange, Inc.)

In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments.  Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration lost significantly more than $50,000 in 2008.  This loss was significantly over and above the Company’s percentage ownership of the loss. In 2008, the Company recorded the loss at the amount of the total investment, or $50,000. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. After the reverse split, the Company now has 350,000 shares of common stock and has less than 20% ownership in Marine Exploration.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. The ownership in Omni continues to be less than 20%.  The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.  In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment.  This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni.   As of December 31, 2010 the fair value of Omni stock was $4.00.  The Company booked an unrealized loss of $13,656,856 based on the change in the market value from December 31, 2009 of $12.00. On March 31, 2009, Financial Services merged with Omni Bio Pharmaceutical, Inc.

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

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share.  The option could be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter.  This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange.  On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI.  As of December 31, 2010, the fair value of the AMI investment was $0.90, which resulted in an unrealized gain totaling $1,261,433.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December the warrants were exercised and the resulting investment in equity securities has been recorded at a fair value of $2,451,050 as of December 31, 2010.  The equity securities have been restricted and cannot be sold for two years.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

(11)  Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes an unrealized gain of marketable equity securities.  The details of comprehensive income are as follows:

	For the year ended	For the year ended
	December 31,	December 31,
	2010	2009
Net Income, as reported	$47,329	$74,274

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	(6,076,482)	12,566,353

Comprehensive Income	$(6,029,153)	$12,640,627

(12)    Subsequent Events

On March 29, 2011 the market price of Omni is $3.00 per share, a decrease of $1.00 from $4.00 as of December 31, 2010. Based on this net change in market price, the value of the investments would decrease by $1,707,107.

On March 29, 2011 the market price of Accredited Members is $0.80 per share, a decrease of $0.10 from $0.90 as of December 31, 2010. Based on this net change in market price, the value of the investments would decrease by $169,871.

On March 29, 2011 the market price of CapTerra Financial Group is $1.01 per share, a decrease of $0.48 from $1.49 as of December 31, 2010. Based on this net change in market price, the value of the investments would decrease by $789,600. The determination of this investment is measured on a recurring basis using Level 2 valuation measures.  See Footnote 1 for further details on fair value measurements.

 In January 2011, we purchased 113,910 units of Silver Verde May Mining Co., in the amount of $39,868.50. Each unit consists of one share of common stock and one redeemable stock purchase warrant.  Future financial statements will reflect the current market value of the stock.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2010.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	52	President, Treasurer, Director

Joni K Troska	51	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Secretary-Treasurer, and sole Director of WestMountain Distressed Debt, Inc., WestMountain Asset Management, Inc., and WestMountain Alternative Energy, Inc., which are public companies. He is also a member of the Board of Directors of CapTerra Financial Group, Inc., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since March 2010. She has been corporate Secretary of CapTerra Financial Group, Inc.(“CPTA”), a public company, since January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She also serves as corporate Secretary of WestMountain Asset Management, Inc., WestMountain Distressed Debt, Inc., and, WestMountain Alternative Energy, Inc., all public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $525 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,061,750 common shares were issued and outstanding as of December 31, 2010.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,050,000	88.8%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)	-0-
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska	100,000	10.1%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	1,452,400	16.0%
(two person)

_____________

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2010 and 2009.  As of December 31, 2010 the Company did not have a balance due to Bohemian Companies, LLC.

For the year ended December 31, 2010 and 2009 the Company recorded $89,702 and $121,968 in revenue for management fees charged to WestMountain Prime, LLC, a related party.  For the period October 18, 2007 (inception) through December 31, 2010 the Company recorded $319,034 in management fees.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2010 and 2009 the Company recorded $98,932 and $27,713 respectively, in revenue for advisory fees charged to CapTerra Financial Group, Inc. and Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., both are related parties.  For the period October 18, 2007 (inception) through December 31, 2010 the Company recorded a total of $132,717 in advisory fees.

As of December 31, 2010 the Company recorded $22,417 as an accounts receivable.  As of December 31, 2009, $30,436 was recorded as an accounts receivable.  The accounts receivable balance, for both years, represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective quarters.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc.  The interest rate on the note was 12%.  All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000.  The note matured in March 2010 and has been extended to March 2011.  On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note.  As of December 31, 2010 the full amount of the note and related accrued interest, in the amount of $37,178 is outstanding.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc. on March 19, 2010, and is considered to be a related party.  As of December 31, 2010 an accrual of $525 has been recorded for unpaid services.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009.  As of December 31, 2010, no other activity has been recorded.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December the warrants were exercised and the resulting investment in equity securities have been recorded at a fair value of   $2,451,050 as of December 31, 2010.  The equity securities have been restricted and cannot be sold for two years.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, paid an aggregate of $18,947 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $13,119 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2011.

WESTMOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 15, 2011	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director