Form 10-Q
period 2011-03-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2011-05-17
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-53030
WESTMOUNTAIN ASSET MANAGEMENT, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315305

(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123 North College Avenue, Ste 200
Fort Collins, Colorado	80524

(Address of principal executive offices)	(zip code)
(970) 212-4770
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date, May 11, 2011, was 9,061,750.

FORM 10-Q
WestMountain Asset Management, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2011 and 2010, and for the period October 18, 2007 (inception) through March 31, 2011	4

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the period from October 18, 2007 (inception) through March 31, 2011	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010 and for the period October 18, 2007 (inception) through March 31, 2011	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Exhibit 31.1
Exhibit 32.1

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

ITEM 1.	FINANCIAL STATEMENTS
WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)

Assets
Cash and cash equivalents (note 1 and note 9)	$318,005	$402,152
Certificates of deposit (note 2)	11,803	11,800
Accounts receivable, related parties (note 7)	22,417	22,417
Note receivable	90,000	90,000
Prepaid expenses	2,156	1,601
Computers, net (note 3 )	3,107	3,896
Intangibles, net (note 4 )	5,867	6,858
Investment, at fair value (note 1 note 9 note 10 note 11)	8,173,635	10,808,319
Deferred tax asset, net (note 5)	24,664	23,947
Deposit (note 10)	—	—

Total assets	$8,651,654	$11,370,990

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$—	$433
Income tax payable (note 5)	12,174	24,775
Note payable, related parties (note 7)	500,000	500,000
Interest payable, related parties (note 7)	12,329	37,178
Accrued liabilities	9,764	14,523
Accrued liabilities, related parties (note 7)	500	525
Deferred tax liability (note 5)	2,848,234	3,839,311

Total liabilities	3,383,001	4,416,745

Shareholders’ Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and outstanding for 2011 and 2010	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 9,061,750 shares issued and outstanding for 2011 and 2010	9,062	9,062
Additional paid-in-capital	362,253	362,253
Earnings accumulated during development stage	90,943	93,059
Other comprehensive income, net (note 11)	4,806,395	6,489,871

Total shareholders’ equity	5,268,653	6,954,245

Total liabilities and shareholders’ equity	$8,651,654	$11,370,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the quarters ended March 31, 2011 and 2010 and for the
period October 18, 2007 (inception) through March 31, 2011

			October 18, 2007
	For the quarters ended		(Inception)
	March 31,		Through March 31,
	2011	2010	2011

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$—	$82,482	$132,717
Management fees, related parties	22,417	22,425	341,451

Total revenue	22,417	104,907	474,168

Operating expenses: (note 8)
Sales, general and administrative expenses	13,008	26,980	262,419

Total sales, general and administraive expenses	13,008	26,980	262,419

Net income from operations	9,409	77,927	211,749

Other income/(expense)
Interest income	87	281	13,288
Interest expense	(12,329)	(3,699)	(56,708)
Loss on investment	—	—	(50,000)

Total other income/(expense)	(12,242)	(3,418)	(93,420)

Net income before income taxes	(2,833)	74,509	118,329

Provision for income taxes (note 5)	(717)	15,846	27,386

Net income	$(2,116)	$58,663	$90,943

Basic and diluted income per share	$(0.00)	$0.01

Basic and diluted weighted average common shares outstanding	9,061,750	9,061,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Equity (unaudited)
For the period from October 18, 2007 (inception) through March 31, 2011

						Earnings
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gain/(Loss)	Total
Balance at October 18, 2007	—	$—	—	$—	$—	$—	$—	$—

November 19, 2007 common stock shares sold at $0.001 per share	—	—	290,000	290	—	—	—	290

November 20, 2007 common stock shares sold at $0.01 per share	—	—	235,000	235	2,115	—	—	2,350

November 28, 2007 common stock shares sold at $0.04 per share	—	—	8,050,000	8,050	311,950	—	—	320,000

November 30, 2007 common stock shares sold at $0.10 per share	—	—	486,750	487	48,188	—	—	48,675

Net loss, October 18, 2007 (inception) through December 31, 2007	—	—	—	—	—	(29,460)	—	(29,460)

Balance at December 31, 2007	—	—	9,061,750	9,062	362,253	(29,460)	—	341,855

Net income, for the year ended December 31, 2008	—	—	—	—	—	916	—	916

Balance at December 31, 2008	—	—	9,061,750	9,062	362,253	(28,544)	—	342,771

Other comprehensive income for the year ended December 31, 2009		—	—	—	—	—	12,566,353	12,566,353

Net income, for the year ended December 31, 2009	—	—	—	—	—	74,274	—	74,274

Balance at December 31, 2009	—	—	9,061,750	9,062	362,253	45,730	12,566,353	12,983,398

Other comprehensive income for the year ended December 31, 2010	—	—	—	—	—	—	(6,076,482)	(6,076,482)

Net income, for the year ended December 31, 2010	—	—	—	—	—	47,329	—	47,329

Balance at Dectember 31, 2010	—	$—	9,061,750	$9,062	$362,253	$93,059	$6,489,871	$6,954,245

Other comprehensive income for the quarter ended March 31, 2011	—	—	—	—	—	—	(1,683,476)	(1,683,476)

Net loss, for the quarter ended March 31, 2011	—	—	—	—	—	(2,116)	—	(2,116)

Balance at March 31, 2011	—	$—	9,061,750	$9,062	$362,253	$90,943	$4,806,395	$5,268,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)
For the quarters ended March 31, 2011 and 2010 and for the
period October 18, 2007 (inception) through March 31, 2011

			October 18, 2007
	For the quarters ended		(Inception)
	March 31,		through March 31,
	2011	2010	2011

Cash flows from operating activities:
Net income	$(2,116)	$58,663	$90,943
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization (note 3 and 4)	1,780	3,348	20,929
Stock received for advisory fees (note 7)	—	(72,483)	(122,717)
Changes in operating assets and operating liabilities:
Prepaid expenses	(555)	(1,924)	(2,156)
Accounts receivable, related parties (note 7)	—	8,011	(22,417)
Accounts payable and accrued liabilities	(30,066)	13,684	22,593
Income tax payable (note 5)	(13,318)	(4,174)	(12,490)

Net cash (used in)provided by operating activities	(44,275)	5,125	(25,315)

Cash flows from investing activities:
Purchases of property and equipment (note 3 and 4)	—	(1,792)	(29,903)
Payments for investments (note 10)	(39,869)	(2,000)	(396,289)
Notes receivable	—	—	(90,000)
Payments for and proceeds from certificates of deposit (note 2)	(3)	(277)	(11,803)

Net cash (used in) investing activities	(39,872)	(4,069)	(527,995)

Cash flows from financing activities:
Payments for notes payable, related parties (note 7)		—	—
Proceeds from notes payable, related parties (note 7)	—	—	500,000
Proceeds from sale of common stock (note 6)	—	—	371,315

Net cash provided by financing activities	—	—	871,315

Net change in cash	(84,147)	1,056	318,005

Cash and cash equivalents, beginning of period	402,152	70,328	—

Cash and cash equivalents, end of period	$318,005	$71,384	$318,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$13,000	$20,000	$25,867

Interest	$—	$—	$7,200

Non cash investing activities
Unrealized gains on investments	$(2,674,553)	$(1,524,249)	$7,654,629

Deferred income taxes	$(991,077)	$(999,541)	$(2,848,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(1) Nature of Organization and Summary of Significant Accounting Policies
Nature of Organization and Basis of Presentation
WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.
The Company is a development stage enterprise in accordance with AFC 915 “Accounting and Reporting by Development Stage Enterprises” formerly SFAS No. 7. The Company’s plan is to act as an investment asset manager by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions.
Unaudited Financial Information
The accompanying financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, and the period from October 18, 2007 (inception) through March 31, 2011, is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2011 and its operating results for the three months ended March 31, 2011 and 2010 and the period from October 18, 2007 (inception) through March 31, 2011, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 is not necessarily an indication of operating results to be expected for the year.
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
Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2011 and December 31, 2010, there were $102,653 and $102,571 cash equivalents respectively.
Accounts Receivable
Accounts receivable consists of amounts due from management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable. For the quarters ended March 31, 2011 and 2010, the company did not record any allowance against our accounts receivable balance.
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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820 Fair Value Measures, formerly SFAS 157. ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows: The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2011, were as follows:
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
1.	Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

2.	Investments: Available-for-sale securities are recorded at fair value based on unadjusted quoted market prices. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.
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
Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2011, we held available-for-sale securities with an aggregate fair value of $8,173,634, including $4,806,395 of net unrealized gains recorded in accumulated other comprehensive income. As of March 31, 2011, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets. (See Note 9 for details of available for sale investments).
3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note due to the short term maturity of the instrument.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale securities	$6,512,184	$1,661,450	$—	$8,173,634
(2) Certificates of Deposit
The company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit. The terms on the certificates have ranged from three to six months.
(3) Computers
The Company currently has three computers that are being depreciated over three years. One computer was place in service in 2008 in the amount of $4,800. An additional computer was purchased in October 2009 in the amount of $3,738. The last computer was purchased in February 2010 in the amount of $935. Depreciation for the quarter ended March 31, 2011 and 2010 was $789 and $763 respectively.
(4) Intangibles
The Company purchased a software program in 2007 in the amount of $8,550. In 2009, additional purchases were made to upgrade the software program in the amount of $402. The software and upgrades are amortized over three years. In the third and fourth quarters of 2009 the Company implemented a website. Total costs recorded for the year ended December 31, 2009 was $10,622. In March 2010 we had additional work done on the website in the amount of $858. We amortize the website costs over a three year period of time. Amortization for the quarters ended March 31, 2011 and 2010 was $990 and $2,584 respectively.
(5) Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards.
A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.
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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
A total of 9,061,750 shares were issued for a total cash price of $371,315. As of December 31, 2007, the common stock issued and outstanding at par is $9,062 or $0.001 per share. The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $362,253.
There were no changes in common stock and additional paid in capital for the quarters ended March 31, 2011 and 2010.
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
On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each quarter ending March 31, 2011 and 2010. As of March 31, 2011 the Company did not have a balance due to Bohemian Companies, LLC.
For the three months ended March 31, 2011 and 2010 the Company recorded $22,417 and $22,425 in revenue for management fees charged to WestMountain Prime, LLC, a related party. For the period October 18, 2007 (inception) through March 31, 2011 the Company recorded $341,451 in management fees. The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.
For the three months ended March 31, 2011 and 2010 the Company recorded $-0- and $82,482, respectively, in revenue for advisory fees charged to CapTerra Financial Group, Inc. and Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., both are related parties. For the period October 18, 2007 (inception) through March 31, 2011 the Company recorded a total of $132,717 in advisory fees.
As of March 31, 2011 and 2010, the Company recorded $22,417 and 22,425 as an accounts receivable. The accounts receivable balance, for both years, represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective first quarters.
On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc. The interest rate on the note was 12%. All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000. The note matured in March 2010 and has been extended to March 2011. On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note. As of March 31, 2011 the full amount of the note and related accrued interest, in the amount of $512,329 is outstanding.
The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party. As of March 31, 2011 an accrual of $500 has been recorded for unpaid services.
In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009. As of March 31, 2011, no other activity has been recorded.
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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(8) Operating Expenses
The total administrative expense recorded on the financials for the period October 18, 2007 through March 31, 2011 was $262,419. For the quarter ended March 31, 2011 and 2010 operating expenses were $13,008 and $26,980 respectively. Most of the operating expenses consist of professional and legal fees charged to the Company.
(9) Concentration of Credit Risk
Cash
The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2011 the Company had $40,389 for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
Investments
The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 59% of the Company’s assets as of March 31, 2011. The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of March 31, 2010. Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.
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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. The ownership in Omni continues to be less than 20%. The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment. This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. As of March 31, 2011 the fair value of Omni stock was $3.00. The Company booked an unrealized loss of $1.7M based on the change in the market value from December 31, 2010 of $4.00.
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
A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share. The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter. This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange. On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI. As of March 31, 2011, the fair value of AMI stock was $0.80. The Company booked an unrealized loss of $170K based on the change in the market value from December 31, 2010 of $0.90.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP, now called NexCore Healthcare Capital Corp (NexCore). The Company provided advisory services related to the transaction and for those services received 1,625,000 warrants. As of March 31, 2011 the fair value of the warrants was $1.01. The Company booked an unrealized loss of $790K based on the change in the market value from December 31, 2010 of $1.49. The warrants have been restricted and cannot be exercised for two years.
(11) Comprehensive Income
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes an unrealized gain of marketable equity securities. The details of comprehensive income are as follows:

	For the quarter ended	For the quarter ended
	March 31,	March 31,
	2011	2010
Net Income, as reported	$(2,116)	$58,663

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	4,806,395	11,042,104

Comprehensive Income	$4,804,279	$11,100,767

(12) Subsequent Events
On May 12, 2011 the market price of Omni is $2.15 per share, a decrease of $0.85 from $3.00 as of March 31, 2011. Based on this net change in market price, the value of the investments would decrease by $1,451,040.
On May 12, 2011 the market price of Accredited Members is $0.31 per share, a decrease of $0.49 from $0.80 as of March 31, 2011. Based on this net change in market price, the value of the investments would decrease by $832,369.
On May 12, 2011 the market price of CapTerra Financial Group is $0.70 per share, a decrease of $0.31 from $1.01 as of March 31, 2011. Based on this net change in market price, the value of the investments would decrease by $509,950. The determination of this investment is measured on a recurring basis using Level 2 valuation measures. See Footnote 1 for further details on fair value measurements.
On May 12, 2011 the market price of Silver Verde May Mining Co. is $0.23 per share, a decrease of $0.05 from $0.28 as of March 31, 2011. Based on this net change in market price, the value of the investments would decrease by $5,696.

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
Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices. On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2011. As of March 31, 2011 the Company had no balance due to Bohemian Companies, LLC.
We have not been subject to any bankruptcy, receivership or similar proceeding.
Results of Operations
The following discussion involves our results of operations for the quarter ended March 31, 2011 and 2010. For the quarter ended March 31, 2011 we had revenues of $22,417 compared to $104,907 for the quarter ended March 31, 2010. Our revenues are associated with advisory services and management fees.
Operating expenses, consisting primarily of selling, general and administrative costs were $13,008 for the quarter ended March 31, 2011, compared to $26,980 for the quarter ended March 31, 2010. We do not anticipate professional fees to be significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.
We had a net loss of $2,116 for the quarter ended March 31, 2011, compared to net income of $58,663 for the quarter ended March 31, 2010.
Liquidity and Capital Resources
Our cash or cash equivalents on March 31, 2011 were $318,005, compared to cash or cash equivalents on March 31, 2010 of $275,328.

Cash flows used in operating activities were $44,275 for the three months ended March 31, 2011, compared to cash flows provided by operating activities of $5,125 for the three months ended March 31, 2010. Most of the variance was due to an increase in net income.
Net cash used in investing activities was $39,872 for the three months ended March 31, 2011, compared to net cash used investing activities of $4,069 for the three months ended March 31, 2010.
Cash flows provided by financing activities were $-0- for the three months ended March 31, 2011 and March 31, 2010. We had $871,315 from our inception on October 18, 2007 through March 31, 2011.
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
We adopt changes issued by ASC 855 — “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through May 12, 2011, which is the date the financial statements were issued.
The Company accounts for income taxes under the provisions of ASC 740 — “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
On January 1, 2008, the Company adopted ASC 820 Fair Value Measures, formerly SFAS 157. ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows: The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2011, were as follows:
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
We were formed as a Colorado business entity in October, 2007. While we have been profitable in our last two fiscal years, there can be no guarantee that we will be able to sustain our history of profitability. We were not profitable in our most recent fiscal quarter. If we cannot sustain profitability, we could go out of business.
Our lack of substantial operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.
We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects. This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever sustaining profitability.
If we do not generate adequate revenues to finance our operations, our business may fail.
We generate revenues and have been profitable, although we were not profitable in our most recent fiscal quarter. As of March 31, 2011, we had a cash position of $318,005. We had certificates of deposit of $11,803. We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.
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
Our largest shareholder, WestMountain Blue, LLC owns 8,050,000 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Blue, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.
Our future success depends, in large part, on the continued service of our Chief Executive Officer and President
We depend almost entirely on the efforts and continued employment of Mr. Brian L. Klemsz, our Chief Executive and Financial Officer and sole Director and Mr. Steve Anderson, our President. Mr. Anderson is our primary executive officer, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with Mr. Anderson or Mr. Klemsz, and we do not carry key person insurance on the life of either gentleman. The loss of the services of either Mr. Klemsz or Mr. Anderson through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as either Mr. Klemsz or Mr. Anderson.
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
A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:
•	the net asset value of the assets under management to decrease, lowering management fees;

•	lower investment returns, reducing incentive income;

•	material reductions in the value of our fund investments in portfolio companies which reduce our “surplus” and, therefore, our ability to realize incentive income from these investments; and

•	investor redemptions, resulting in lower fees.
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
Of our total outstanding shares as of March 31, 2011, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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
The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit
Number		Description
3.1	*	Articles of Incorporation
3.2	*	Bylaws
10.1	**	Service Agreement With Bohemian Companies, LLC
31.1		Certification of CEO/CFO pursuant to Sec. 302
32.1		Certification of CEO/CFO pursuant to Sec. 906

*	Previously filed with Form SB-2 Registration Statement, January 2, 2008.

**	Previously filed with Form 10-KSB, February 29, 2008.
Reports on Form 8-K
No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 17, 2011.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation
By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,
Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)