Form 10-Q
period 2011-06-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2011-08-11
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

The number of shares outstanding of the registrant's common stock, as of the latest practicable date,  August 10, 2011, was 9,517,402.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations (Unaudited) for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010 and for the period October 18, 2007 (inception) through June 30, 2011	4

	Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through June 30, 2011	5

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010 and for the period October 18, 2007 (inception) through June 30, 2011	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis and Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Item 4T.	Controls and Procedures	17

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2011	2010
	(unaudited)	(audited)

Cash and cash equivalents (note 1 and note 9)	$266,041	$402,152
Certificates of deposit (note 2)	11,806	11,800
Accounts receivable, related parties (note 7)	22,416	22,417
Note receivable	90,000	90,000
Prepaid expenses	7,301	1,601
Computers, net (note 3 )	2,451	3,896
Intangibles, net (note 4 )	11,740	6,858
Investment, at fair value (note 1 note 9 note 10 note 11)	5,013,317	10,808,319
Deferred tax asset, net (note 5)	35,408	23,947
Total assets	$5,460,480	$11,370,990

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$433
Income tax payable (note 5)	12,174	24,775
Note payable, related parties (note 7)	-	500,000
Interest payable, related parties (note 7)	-	37,178
Accrued liabilities	5,200	14,523
Accrued liabilities, related parties (note 7)	300	525
Deferred tax liability (note 5)	1,674,701	3,839,311
Total liabilities	1,692,375	4,416,745

Shareholders' Equity: (note 6)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,517	9,062
9,517,402 shares issued and outstanding June 30, 2011
9,061,750 shares issued and outstanding December 31, 2010
Additional paid-in-capital	886,317	362,253
Earnings accumulated during development stage	59,279	93,059
Other comprehensive income, net (note 11)	2,812,992	6,489,871
Total shareholders' equity	3,768,105	6,954,245
Total liabilities and shareholders' equity	$5,460,480	$11,370,990

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the quarters ended June 30, 2011 and 2010 and for the
six months ended June 30, 2011 and 2010 and for the
period October 18, 2007 (inception) through June 30, 2011

					October 18, 2007
	For the three months ended June 30,		For the six months ended June 30,		(Inception) Through June 30,
	2011	2010	2011	2010	2011

Revenue: (note 1 and note 7)
Advisory/consulting fees, related parties	$-	$-	$-	$82,482	$132,717
Management fees, related parties	22,416	22,414	44,833	44,839	363,867
Total revenue	22,416	22,414	44,833	127,321	496,584

Operating expenses: (note 8)
Sales, general and administrative expenses	52,700	13,034	65,708	40,015	315,119
Total sales, general and administraive expenses	52,700	13,034	65,708	40,015	315,119

Net income (loss) from operations	(30,284)	9,380	(20,875)	87,306	181,465

Other income/(expense)
Interest income	68	232	155	513	13,356
Interest expense	(12,192)	(3,835)	(24,521)	(7,533)	(68,900)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	(12,124)	(3,603)	(24,366)	(7,020)	(105,544)

Net income (loss) before income taxes	(42,408)	5,777	(45,241)	80,286	75,921

Provision for income taxes (note 5)	(10,744)	2,337	(11,461)	18,183	16,642
Net income	$(31,664)	$3,440	$(33,780)	$62,103	$59,279

Basic and diluted income per share	$(0.00)	$0.00	$(0.00)	$0.01
Basic and diluted weighted average common
shares outstanding	9,071,876	9,061,750	9,066,813	9,061,750

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity (unaudited)
For the period from October 18, 2007 (inception) through June 30, 2011

						Earnings
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gain/(Loss)	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,460)	-	(29,460)
December 31, 2007

Balance at December 31, 2007	-	-	9,061,750	9,062	362,253	(29,460)	-	341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	-	9,061,750	9,062	362,253	(28,544)	-	342,771

Other comprehensive income for the year ended
December 31, 2009	-	-	-	-	-		12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	-	9,061,750	9,062	362,253	45,730	12,566,353	12,983,398

Other comprehensive income for the year ended
December 31, 2010	-	-	-	-	-	-	(6,076,482)	(6,076,482)

Net income, for the year ended
December 31, 2010	-	-	-	-	-	47,329	-	47,329

Balance at Dectember 31, 2010	-	$-	9,061,750	$9,062	$362,253	$93,059	$6,489,871	$6,954,245

Other comprehensive income for the quarter ended
March 31, 2011	-	-	-	-	-	-	(1,683,476)	(1,683,476)

Net loss, for the quarter ended
March 31, 2011	-	-	-	-	-	(2,116)	-	(2,116)

Balance at March 31, 2011	-	$-	9,061,750	$9,062	$362,253	$90,943	$4,806,395	$5,268,653

Other comprehensive income for the quarter ended
June 30, 2011	-	-	-	-	-	-	(1,993,403)	(1,993,403)

Conversion of note payable and interest, related party			455,652	455	524,064			524,519
on June 29, 2011

Net loss, for the quarter ended
June 30, 2011	-	-	-	-	-	(31,664)	-	(31,664)

Balance at June 30, 2011	-	$-	9,517,402	$9,517	$886,317	$59,279	$2,812,992	$3,768,105

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)
For the quarters ended June 30, 2011 and 2010 and for the
period October 18, 2007 (inception) through June 30, 2011
			October 18, 2007
	For the six months ended June 30,		(Inception) through June 30,
	2011	2010	2011

Cash flows from operating activities:
Net income (loss)	$(33,780)	$62,103	$59,279
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization (note 3 and 4)	3,793	4,917	22,943
Stock received for advisory fees (note 7)	-	(72,483)	(122,717)
Changes in operating assets and operating liabilities:
Prepaid expenses	(5,700)	(677)	(7,301)
Accounts receivable, related parties (note 7)	1	8,022	(22,416)
Accounts payable and accrued liabilities	(22,640)	(316)	30,019
Income tax payable (note 5)	(24,062)	(1,837)	(23,234)
Net cash (used in) operating activities	(82,388)	(271)	(63,427)

Cash flows from investing activities:
Purchases of property and equipment (note 3 and 4)	(7,230)	(1,790)	(37,134)
Payments for investments (note 10)	(46,487)	(124,771)	(402,907)
Notes receivable	-	-	(90,000)
Payments for and proceeds from certificates of deposit (note 2)	(6)	89,557	(11,806)
Net cash (used in) investing activities	(53,723)	(37,004)	(541,847)

Cash flows from financing activities:
Payments for notes payable, related parties (note 7)		-	-
Proceeds from notes payable, related parties (note 7)	-	350,000	500,000
Proceeds from sale of common stock (note 6)	-	-	371,315
Net cash provided by financing activities	-	350,000	871,315

Net change in cash	(136,111)	312,725	266,041

Cash and cash equivalents, beginning of period	402,152	70,328	-

Cash and cash equivalents, end of period	$266,041	$383,053	$266,041

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$13,000	$20,000	$25,867
Interest	$24,521	$-	$31,721

Non cash investing activities
Unrealized gains on investments	$(5,841,489)	$(586,150)	$4,487,693
Deferred income taxes	$(2,164,610)	$(377,531)	$(1,674,701)
Conversion of related parties note and interest to common stock	$524,519	$-	$524,519

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

The Company is a development stage enterprise in accordance with ASC 915 “Accounting and Reporting by Development Stage Enterprises” formerly SFAS No. 7. The Company’s plan is to act as an investment asset manager by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions.

Unaudited Financial Information

The accompanying financial information as of June 30, 2011 and for the three months ended June 30, 2011 and 2010, and for the six months ended June 30, 2011 and 2010, and the period from October 18, 2007 (inception) through June 30, 2011, is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2011 and its operating results for the three months and six months ended June 30, 2011 and 2010 and the period from October 18, 2007 (inception) through June 30, 2011, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the three months ended June 30, 2011 is not necessarily an indication of operating results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2011 and December 31, 2010, there were $102,718 and $102,571 cash equivalents respectively.

Accounts Receivable

Accounts receivable consists of amounts due from management fees. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectable. For the quarters ended June 30, 2011 and 2010, the company did not record any allowance against our accounts receivable balance.

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

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820 Fair Value Measures, formerly SFAS 157. ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows.  The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2011, were as follows:

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

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2011, we held available-for-sale securities with an aggregate fair value of $5,013,317, including $2,812,992 of unrealized gains (net of income taxes) recorded in accumulated other comprehensive income. As of June 30, 2011, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets. (See Note 9 for details of available for sale investments).

3.	Note payable to related parties: The carrying value of our debt is presented as the face amount of the note due to the short term maturity of the instrument.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011

	For the six months ended	For the six months ended
	June 30,	June 30,
	2011	2010
Net Income, as reported	$(33,780)	$62,103

Other Comprehensive Income(loss):
Unrealized gain of marketable equity securities	(3,676,879)	(586,150)

Comprehensive Income	$(3,710,659)	$(524,047)

(2) Certificates of Deposit

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit. The terms on the certificates have ranged from three to six months.

(3) Computers

The Company currently has three computers that are being depreciated over three years. Total cost of the computers is $9,473. Net book value as of June 30, 2011 is $2,451. Depreciation for the six months ended June 30, 2011 and 2010 was $1,446 and $1,553 respectively.

(4) Intangibles

The Company purchased a software program in 2007 and implemented a website in 2009 with updates done in the second quarter of 2011. We amortize all intangibles over a three year period of time. Total cost recorded for the Company intangibles is $27,662. Net book value as of June 30, 2011 is $11,740. Amortization for the six months ended June 30, 2011 and 2010 was $2,347 and $3,364 respectively.

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

On June 29, 2011, our related party note and interest, in the amount of $524,520.55, was converted to a total of 455,652 of common shares of the Company.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each quarter ending June 30, 2011 and 2010. As of June 30, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

For the three months ended June 30, 2011 and 2010 the Company recorded $22,416 and $22,414 in revenue for management fees charged to WestMountain Prime, LLC, a related party. For the six month ended June 30, 2011 and 2010 the Company recorded $44,833 and $44,839 respectively for management fees. For the period October 18, 2007 (inception) through June 30, 2011 the Company recorded $363,867 in management fees. The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the six months ended June 30, 2011 and 2010 the Company recorded $-0- and $82,482, respectively, in revenue for advisory fees charged to Nexcore Healthcare Captial Corp, formerly CapTerra Financial Group, Inc., and Accredited Members, Inc. “AMI”, formerly Across America Real Estate Exchange, Inc., both are related parties. For the period October 18, 2007 (inception) through June 30, 2011 the Company recorded a total of $132,717 in advisory fees.

As of June 30, 2011 and 2010, the Company recorded $22,416 and 22,414 as an accounts receivable. The accounts receivable balances, for both periods, represent second quarter management fees that were due from WestMountain Prime, LLC.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc. The interest rate on the note was 12%. All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000. The note matured in March 2010 and has been extended to March 2011. On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note. On June 29, 2011 the full amount of the note and related accrued interest, in the amount of $524,521, was converted to 455,652 of common shares at a price of $1.15 which was determined by the Board of Directors to be the fair value of the shares as of that date.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party. As of June 30, 2011 an accrual of $300 has been recorded for unpaid services. Actual costs incurred for the three months and six months ended June 30, 2011 was $550 and $1,500 respectively.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009. As of June 30, 2011, no other activity has been recorded.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December the warrants were exercised and the resulting investment in equity securities was recorded at a fair value of $2,451,050 as of December 31, 2010. The equity securities have been restricted and cannot be sold for two years.

(8) Operating Expenses

The total administrative expense recorded on the financials for the period October 18, 2007 through June 30, 2011 was $315,119. For the quarters ended June 30, 2011 and 2010 operating expenses were $52,700 and $13,034 respectively. For the six months ended June 30, 2011 and 2010, the operating expenses were $65,708 and $40,015 respectively. The increase in expenses for 2011 is due to the hiring of a new President in May 2011. Additional operating expense was recorded  for minor equipment to be used to upgrade the current website and will be used for future updates.

(9) Concentration of Credit Risk

Investments

The Company’s investment in Omni Bio Pharmaceutical, Inc. currently makes up approximately 63% of the Company’s assets as of June 30, 2011. The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of June 30, 2010. Since the Company bases this investment on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2011, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. The ownership in Omni continues to be less than 20%. The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment. This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. As of June 30, 2011 the fair value of Omni stock was $2.00. The Company booked an unrealized loss of $3.4M based on the change in the market value from December 31, 2010 of $4.00.

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

A deposit of $35,077 was paid to GDBA Investments, LLC in the 4th quarter of 2008 for an option to purchase 1,169,250 shares of common stock in Across America Real Estate Exchange for $122,771.25 or $0.105 per share. The option may be exercised beginning 91 days after the date GDBA Investments, LLC ceases to be an affiliate of the Company and continues to be exercisable for 180 days thereafter. This option was extended for an additional year. A payment of $35,077 was made in October 2009 for this extension. 1,169,250 shares represent 64.6% ownership in Across America Real Estate Exchange. On February 24, 2010 Across America Real Estate Exchange merged with AMI. In addition, the Company received 329,463 shares at a cost of $0.22 per share or $72,482 as part of the investment. This cost represents the value of services performed by the Company in exchange for shares of common stock of AMI. In March 2010, after the merger, the Company paid $2,000 for 200,000 warrants of AMI. As of June 30, 2011, the fair value of AMI stock was $0.22. The Company booked an unrealized loss of $1.155M based on the change in the market value from December 31, 2010 of $0.90.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP, now called NexCore Healthcare Capital Corp (NexCore). The Company provided advisory services related to the transaction and for those services received 1,625,000 warrants. As of June 30, 2011 the fair value of the warrants was $0.70. The Company booked an unrealized loss of $1.3M based on the change in the market value from December 31, 2010 of $1.49. The warrants have been restricted and cannot be exercised for two years.

On January 7, 2011 we purchased 113,910 units of Silver Verde May Mining Company at a cost of $39,868.50. Each unit consists of one share of common stock and one redeemable stock purchase warrant. The exercise period of the warrants is 5 years from January 31, 2010. The Company has an option to purchase one additional share of stock for two redeemable warrants and payment of $0.50. The warrants are callable by Silver Verde upon 30 days written notice to the Company.

In April, 2011 we purchased an additional 132,384 shares of common stock at a cost of $0.05. As of June 30, 2011, the fair value of the stock was $0.30. The Company booked an unrealized gain of $74K based on the change in the market value from January 7, 2011 of $0.28.

(11) Comprehensive Income

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes an unrealized gain of marketable equity securities. The details of comprehensive income are as follows:

	For the six months ended	For the six months ended
	June 30,	June 30,
	2011	2010
Net Income (loss), as reported	$(33,780)	$62,103

Other Comprehensive Income (loss):
Unrealized gain (loss) of marketable equity securities	(3,676,879)	(586,150)

Comprehensive Income (loss)	$(3,710,659)	$(524,047)

WestMountain Asset Management, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(12) Subsequent Events

On July 29, 2011 the market price of Omni is $1.45 per share, a decrease of $0.55 from $2.00 as of June 30, 2011. Based on this net change in market price, the value of the investments would decrease by $938,909.

On July 29, 2011 the market price of Accredited Members is $0.15 per share, a decrease of $0.07 from $0.22 as of June 30, 2011. Based on this net change in market price, the value of the investments would decrease by $118,910.

On July 29, 2011 the market price of CapTerra Financial Group is $0.51 per share, a decrease of $0.19 from $0.70 as of June 30, 2011. Based on this net change in market price, the value of the investments would decrease by $312,550. The determination of this investment is measured on a recurring basis using Level 2 valuation measures. See Footnote 1 for further details on fair value measurements.

On July 29, 2011 the market price of Silver Verde May Mining Co. is $0.29 per share, a decrease of $0.01 from $0.30 as of June 30, 2011. Based on this net change in market price, the value of the investments would decrease by $1,372.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices. On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending June 30, 2011. As of June 30, 2011 the Company had a balance due to Bohemian Companies, LLC of $1,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2011 and 2010. For the quarter ended June 30, 2011 we had revenues of $22,416 compared to $22,414 for the quarter ended June 30, 2010. For the six months ended June 30, 2010, we had revenues of $44,833 compared to $127,321 for the six months ended June 30, 2010. Our revenues are associated with advisory services and management fees.

Operating expenses, consisting primarily of selling, general and administrative costs were $52,700 for the quarter ended June 30, 2011, compared to $13,034 for the quarter ended June 30, 2010. Operating expenses were $65,708 for the six months ended June 30, 2011, compared to $40,015 for the six months ended June 30, 2010. Most of the costs were attributable to professional and contract services. In May 2011 we hired our new President. There were two months of salary and benefits reflected in the current quarter and six month expenses. We do not anticipate these professional fees to be as significant in the future. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $31,664 for the quarter ended June 30, 2011, compared to net income of $3,440 for the quarter ended June 30, 2010. We had a net loss of $33,780 for the six months ended June 30, 2011, compared to net income of $62,103 for the quarter ended June 30, 2010. For the period October 18, 2007 (inception) through June 30, 2011 net income was $59,279.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2011 were $266,041, compared to cash or cash equivalents on June 30, 2010 of $383,053.

Cash flows used in operating activities were $82,388 for the six months ended June 30, 2011, compared to net cash used in operating activities of $271 for the six months ended June 30, 2010. Cash flows used in operating activities from inception through June 30, 2011 were $63,427.

Net cash used in investing activities was $53,723 for the six months ended June 30, 2011, compared to $37,004 for the six months ended June 30, 2010. From our inception through June 30, 2011 our net cash used in investing activities was $541,847.

Cash flows provided by financing activities was $-0- for the six months ended June 30, 2011 and $350,000 for the six months ended June 30, 2010. We had $871,315 from our inception on October 18, 2007 through June 30, 2011.

Over the next twelve months we do not expect any material capital costs for our operations. We plan to buy office equipment to be used in our operations.

We expect our operating expenses to remain fairly constant for the remainder of the fiscal year.

On June 29, 2011, we entered into a Conversion and Termination Agreement with BOCO Investments, LLC. (BOCO) to convert the outstanding principal and interest on a promissory note owed by us to BOCO. As of June 29, 2011, we owed BOCO a total of $524,520.55 in principal and accrued interest on the promissory note. We converted the entire outstanding principal and interest on the promissory note into a total of 455,652 common shares and terminated the obligation.

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

We were formed as a Colorado business entity in October, 2007. While we have been profitable in our last two fiscal years, there can be no guarantee that we will be able to sustain our history of profitability. We have not been profitable in our most recent fiscal quarter. If we cannot sustain profitability, we could go out of business.

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

We generate revenues and have been profitable, although not in the most  current fiscal quarter. As of June 30, 2011, we had a cash position of $266,041. We had certificates of deposit of $11,806. We anticipate that operating costs will be approximately $120,000 for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

The share control position of WestMountain Blue, LLC and BOCO Investments, LLC will limit the ability of other shareholders to influence corporate actions.

Our largest shareholder, WestMountain Blue, LLC and BOCO Investments, LLC, together own 8,505,562 shares and thereby control approximately 89.4% of our outstanding shares. Because WestMountain Blue, LLC and BOCO Investments, LLC individually beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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
* departures of key personnel.

Of our total outstanding shares as of June 30, 2011, a total of 8,605,652, or approximately 90.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2011, we entered into a Conversion and Termination Agreement with BOCO Investments, LLC. (BOCO) to convert the outstanding principal and interest on a promissory note owed by us to BOCO. As of June 29, 2011, we owed BOCO a total of $524,520.55 in principal and accrued interest on the promissory note. We converted the entire outstanding principal and interest on the promissory note into a total of 455,652 common shares and terminated the obligation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
10.2	Conversion and Termination Agreement
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 11, 2011.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)