Form 10-Q
period 2011-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2011-11-21
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

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

Large accelerated filer ☐                                                                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                                                  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 18, 2011, was 9,517,402.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART 1 FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010
	Condensed Consolidated Statement of Operations (Unaudited) for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010 and for the period October 18, 2007 (inception) through September 30, 2011	4
	Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010 and for the period October 18, 2007 (inception) through September 30, 2011	5
	Statement of Shareholders' Equity (Unaudited) for the period October 18, 2007 (inception) through September 30, 2011	6
	Notes to the Condensed Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis and Plan of Operation	11
ITEM 3.	Quantitative and Qualitative Disclosures About Mark Risk	13
ITEM 4.	Controls and Procedures	13
ITEM 4T.	Controls and Procedures	13

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	14
ITEM 1A.	Risk Factors	14
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits	19
		19
Signatures		20

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
Assets	2011	2010
	(unaudited)

Cash and cash equivalents	$187,328	$402,152
Certificates of deposit	11,809	11,800
Accounts receivable, related parties	16,673	22,417
Income tax receivable	34,266	-
Note receivable	90,000	90,000
Prepaid expenses	5,077	1,601
Computers, net	1,661	3,896
Intangibles, net	10,148	6,858
Investment, at fair value	7,213,226	10,808,319
Deferred tax asset, net	19,850	23,947
Total assets	$7,590,038	$11,370,990

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$50	$433
Income tax payable	-	24,775
Note payable, related parties	-	500,000
Interest payable, related parties	-	37,178
Accrued liabilities	4,800	14,523
Accrued liabilities, related parties	-	525
Deferred tax liability	2,489,574	3,839,311
Total liabilities	2,494,424	4,416,745

Shareholders' Equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,517	9,062
9,517,402 shares issued and outstanding September 30, 2011
9,061,750 shares issued and outstanding December 31, 2010
Additional paid-in-capital	906,836	362,253
Earnings accumulated during development stage	(17,901)	93,059
Other comprehensive income, net	4,197,162	6,489,871
Total shareholders' equity	5,095,614	6,954,245
Total liabilities and shareholders' equity	$7,590,038	$11,370,990

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)
For the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010 and for the
period October 18, 2007 (inception) through September 30, 2011

					October 18, 2007
	For the three months ended		For the nine months ended		(Inception) Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue:
Advisory/consulting fees, related parties	$-	$16,450	$-	$98,932	$132,717
Management fees, related parties	10,929	22,416	55,762	67,255	374,796
Total revenue	10,929	38,866	55,762	166,187	507,513

Operating expenses:
Sales, general and administrative expenses	107,895	16,574	173,603	56,586	423,014
Total sales, general and administraive expenses	107,895	16,574	173,603	56,586	423,014

Net (loss)income from operations	(96,966)	22,292	(117,841)	109,601	84,499

Other income/(expense)
Interest income	58	137	213	649	13,414
Interest expense	-	(12,603)	(24,521)	(20,137)	(68,900)
Loss on investment	-	-	-	-	(50,000)
Total other income/(expense)	58	(12,466)	(24,308)	(19,488)	(105,486)

Net (loss)income before income taxes	(96,908)	9,826	(142,149)	90,113	(20,987)

(Benefit)provision for income taxes	(19,728)	16,863	(31,189)	35,046	(3,086)
Net (loss)income	$(77,180)	$(7,037)	$(110,960)	$55,067	$(17,901)

Basic and diluted income(loss) per share	$(0.01)	$(0.00)	$(0.01)	$0.01
Basic and diluted weighted average common
shares outstanding	9,517,402	9,061,750	9,218,641	9,061,750

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2011 and 2010
and for the period October 18, 2007 (inception) through September 30, 2011
			October 18, 2007
	For the nine months ended		(Inception) through
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities:
Net income	$(110,960)	$55,067	$(17,901)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,175	7,410	25,326
Stock based compensation expense	20,519	-	20,519
Stock received for advisory fees	-	(88,933)	(122,717)
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,485)	(1,217)	(5,086)
Accounts receivable, related parties	5,744	8,020	(16,673)
Income tax refund receivable	(34,266)		(34,266)
Accounts payable and accrued liabilities	(23,289)	11,609	29,370
Income tax payable	(20,678)	13,826	(19,850)
Net cash (used in)provided by operating activities	(160,240)	5,782	(141,278)

Cash flows from investing activities:
Purchases of property and equipment	(7,230)	(1,790)	(37,135)
Payments for investments	(47,354)	(60,000)	(403,774)
Notes receivable	-	89,387	(90,000)
Payments for and proceeds from certificates of deposit	-	(124,771)	(11,800)
Net cash (used in) investing activities	(54,584)	(97,174)	(542,709)

Cash flows from financing activities:
Payments for notes payable, related parties		-	-
Proceeds from notes payable, related parties	-	350,000	500,000
Proceeds from sale of common stock	-	-	371,315
Net cash provided by financing activities	-	350,000	871,315

Net change in cash	(214,824)	258,608	187,328

Cash and cash equivalents, beginning of period	402,152	70,328	-

Cash and cash equivalents, end of period	$187,328	$328,936	$187,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$15,251	$20,000	$28,118
Interest	$37,178	$-	$44,378

Non cash investing activities
Unrealized gains(loss) on investments	$(3,642,447)	$(7,389,242)	$6,686,734
Deferred income taxes	$(1,349,737)	$(4,063,494)	$(2,489,574)
Conversion of related parties note and interest to common stock	$524,519	$-	$524,519

The accompanying notes are an integral part of these financial statements.

WestMountain Asset Management, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity (unaudited)
For the period from October 18, 2007 (inception) through September 30, 2011

						Earnings
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Unrealized
		Par		Par	Paid-in	Development	Holdings
	Shares	Value	Shares	Value	Capital	Stage	Gain/(Loss)	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	486,750	487	48,188	-	-	48,675

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,460)	-	(29,460)
December 31, 2007

Balance at December 31, 2007	-	-	9,061,750	9,062	362,253	(29,460)	-	341,855

Net income, for the year ended
December 31, 2008	-	-	-	-	-	916	-	916

Balance at December 31, 2008	-	-	9,061,750	9,062	362,253	(28,544)	-	342,771

Unrealized gain on investments for the quarter
ended December 31, 2009	-	-	-	-	-		12,566,353	12,566,353

Net income, for the year ended
December 31, 2009	-	-	-	-	-	74,274	-	74,274

Balance at December 31, 2009	-	-	9,061,750	9,062	362,253	45,730	12,566,353	12,983,398

Unrealized loss on investments for the quarter
ended December 31, 2010	-	-	-	-	-	-	(6,076,482)	(6,076,482)

Net income, for the year ended
December 31, 2010	-	-	-	-	-	47,329	-	47,329
Balance at Dectember 31, 2010	-	$-	9,061,750	$9,062	$362,253	$93,059	$6,489,871	$6,954,245

Unrealized loss on investments for the quarter
ended March 31, 2011	-	-	-	-	-	-	(1,683,476)	(1,683,476)

Net loss, for the quarter ended
March 31, 2011	-	-	-	-	-	(2,116)	-	(2,116)
Balance at March 31, 2011	-	$-	9,061,750	$9,062	$362,253	$90,943	$4,806,395	$5,268,653

Unrealized loss on investments for the quarter
ended June 30, 2011	-	-	-	-	-	-	(1,993,403)	(1,993,403)

Conversion of note payable and interest,			455,652	455	524,064			524,519
related party on June 29, 2011

Net loss, for the quarter ended
June 30, 2011	-	-	-	-	-	(31,664)	-	(31,664)
Balance at June 30, 2011	-	$-	9,517,402	$9,517	$886,317	$59,279	$2,812,992	$3,768,105

Stock based compensation expense for options granted					20,519			20,519
August 15, 2011

Unrealized gain on investments for the quarter
ended September 30, 2011	-	-	-	-	-	-	1,384,170	1,384,170

Net loss, for the quarter ended
September 30, 2011	-	-	-	-	-	(77,180)	-	(77,180)
Balance at September 30, 2011	-	$-	9,517,402	$9,517	$906,836	$(17,901)	$4,197,162	$5,095,614

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

The Company is a development stage enterprise in accordance with ASC 915 “Accounting and Reporting by Development Stage Enterprises” formerly SFAS No. 7. We act primarily as a fee-based marketing and media consultant to public companies and, secondarily as an investment asset manager. We are currently generating revenues associated with management fees. We are reevaluating our business plan and by the fourth quarter of 2011, our current management will propose and begin to implement the new business model for the near term.

The Company records revenue for management fees for services provided to clients, including high net worth individuals and institutions, in connection with raising, investing and managing private equity and directing investment funds for third parties.

Unaudited Financial Information

The accompanying financial information as of September 30, 2011 and for the three months ended September 30, 2011 and 2010, and for the nine months ended September 30, 2011 and 2010 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2011 and its operating results for the three months and nine months ended September 30, 2011, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010. The results of operations for the three months ended September 30, 2011 is not necessarily an indication of operating results to be expected for the year.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2011 there was $102,764 in cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2011, we held available-for-sale securities with an aggregate fair value of $7,213,226, including $6,686,734 of unrealized gains (net of income taxes) recorded in accumulated other comprehensive income. As of September 30, 2011, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. As of September 30, 2011, our basis in available-for-sale is as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
securities	$6,374,276	$838,950	$-	$7,213,226

(2) Stockholders Equity

Common Stock
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

On June 29, 2011, our related party note and interest, in the amount of $524,519, was converted to a total of 455,652 of common shares of the Company.

Stock Options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 shares of common stock, to our employees. As stated in the compensation plan, these options have a ten year term. Fifty percent of the options will  become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.51 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 5.375 years. The third quarter expense is $20,519. The remaining $20,519 will be expensed as stated above.

The following table presents the activity for options granted:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2010	-	-
Granted	200,000	0.51
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2011	200,000	0.51

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding		Options exerciseable
Range of Exercise Prices	Number	Life	Number	Price
0.51	200,000	10	100,000	0.51

(3) Related Parties

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each quarter ending September 30, 2011 and 2010. Total expenses incurred with Bohemian Companies were $9,000 for the nine months ending September 30, 2011 and 2010. As of September 30, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

For the three months ended September 30, 2011 and 2010 the Company recorded $10,929 and $22,416 in revenue for management fees charged to WestMountain Prime, LLC, a related party. For the nine months ended September 30, 2011 and 2010 the Company recorded $55,762 and $67,255 respectively for management fees. The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the three months ended September 30, 2011 and 2010, we record $-0- and $16,450 respectively in related party revenue for advisory fees charged to Nexcore Healthcare Capital Corp., formerly CapTerra Financial Group, Inc. For the nine months ended September 30, 2011 and 2010 the Company recorded $-0- and $98,932, respectively, in related party revenue for advisory fees charged to Nexcore Healthcare Capital Corp and Accredited Members, Inc. “AMI”.

As of September 30, 2011 and 2010, the Company recorded $16,673 and 22,416 as an accounts receivable. The accounts receivable balances, for both periods, represent third quarter management fees that were due from WestMountain Prime, LLC.

On October 15, 2008, the Company signed a promissory note in the amount of $75,000 from BOCO Investments, Inc. The interest rate on the note was 12%. All principal and interest of this note was paid in full in 2009. On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000. The note matured in March 2010 and has been extended to March 2011. On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note. On June 29, 2011 the full amount of the note and related accrued interest, in the amount of $524,519, was converted to 455,652 of common shares at a price of $1.15 which was determined by the Board of Directors to be the fair value of the shares as of that date.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Asset Management, Inc on March 19, 2010, and is considered to be a related party through June 2011. Ms. Troska was hired part time for the Company in July 2011 and will no longer be paid as an outside consultant and a related party for the third quarter 2011 going forward. Actual costs incurred for the nine months ended September 30, 2011 and 2010 was $1,400 and $3,928 respectively.

In December 2009 the Company formed three new companies, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services, Inc. that are included in our consolidated financial statements. We transferred $2,000 into each checking account in December 2009. As of September 30, 2011, no other activity has been recorded.

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

(4) Investments

In August, 2011 we exercised 866,000 warrants of Terra Mining at a cost of $0.001. As of September 30, 2011 the fair value of the stock was $3.99.

The Company’s investments as of September 30, 2011 are summarized below.

			As of September 30, 2011
					Accumulated
			Share	Market	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,635	$1.40	$2,389,948	$2,196,313
Accredited Members Holding Corporation	1,698,713	267,408	0.25	424,678	157,270
Nexcore Healthcare Capital Corp.	1,645,000	18,095	0.51	838,950	820,855
Silver Verde May Minging Co., Inc.	246,294	46,488	0.42	103,444	56,956
WestMountain Index Advisor, Inc.	866,000	866	3.99	3,456,206	3,455,340

Totals	6,163,114	$526,492		$7,213,226	$6,686,734

(5) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes an unrealized gain of marketable equity securities. The details of comprehensive income are as follows:

	For the nine months ended
	September 30,
	2011	2010
Net (Loss)Income, as reported	$(110,960)	$55,067

Other Comprehensive (loss):
Unrealized loss of marketable equity securities	(2,292,709)	(7,389,242)

Other Comprehensive (Loss)	$(2,403,669)	$(7,334,175)

(6) Subsequent Events

On October 31, 2011 the market price of Omni is $1.03 per share, a decrease of $0.37 from $1.40 as of September 30, 2011. Based on this net change in market price, the value of the investments would decrease by $631,630.

On October 31, 2011 the market price of Accredited Members is $0.12 per share, a decrease of $0.13 from $0.25 as of September 30, 2011. Based on this net change in market price, the value of the investments would decrease by $220,833.

On October 31, 2011 the market price of CapTerra Financial Group is $0.70 per share, an increase of $0.19 from $0.51 as of September 30, 2011. Based on this net change in market price, the value of the investments would increase by $312,550. The determination of this investment is measured on a recurring basis using Level 2 valuation measures. See Footnote 1 for further details on fair value measurements.

On October 31, 2011 the market price of Silver Verde May Mining Co. is $0.51 per share, an increase of $0.09 from $0.42 as of September 30, 2011. Based on this net change in market price, the value of the investments would increase by $22,166.

On October 31, 2011 the market price of Terra Mining is $3.99 per share that represents no change in the market price as of September 30, 2011.

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

General

We act primarily as a fee-based marketing and media consultant to public companies and, secondarily as an investment asset manager. We are currently generating revenues.

As a consultant, we provide investor relations, website development, video production, and associated marketing and media services to clients. We are paid fees for our services by our clients under written consulting agreements.

As a secondary source of revenue, we raise, invest and manage private equity and direct investment funds for third parties including high net worth individuals and institutions. We earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not focus on any particular industry but look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. We have been profitable in the past, although not in the most recent fiscal quarter. If we can maintain our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2011.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three- and nine-months ended September 30, 2011 and 2010.

We had revenues of $10,929 for the three months ended September 30, 2011, compared to $38,866 for the three months ended September 30, 2010. We had $55,762 for the nine months ended September 30, 2011, compared to $166,187 for the nine months ended September 30, 2010. Our investments within our managed fund have decreased in value from 2010 which has negatively impacted our revenue for the 2011 period. Our management fee thereby decreased because it is a percentage of the value of the managed fund.

Operating expenses, consisting primarily of selling, general and administrative costs were $107,895 for the three months ended September 30, 2011, compared to $16,574 for the three months ended September 30, 2010. Selling, general and administrative costs were $173,603 for the nine months ended September 30, 2011, compared to $56,586 for the nine months ended September 30, 2010.  Most of the increase in costs in 2011 was associated with the hiring of a new President and part-time accountant. We recorded additional minor equipment and contract services expense for marketing and social media that included updates to our Company website, Facebook, and YouTube. In August 2011, the Company approved the Employee Compensation plan and based off of the plan terms and the simplified method used to calculate the maturity date, $20, 519 was recorded for option expense. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $77,180 for the three months ended September 30, 2011, compared to net loss of $7,037 for the three months ended September 30, 2010.  We had net loss of $110,960 for the nine months ended September 30, 2011, compared to net income of $ 55,067 for the nine months ended September 30, 2010. For the period October 18, 2007 (inception) through September 30, 2011 we had a net loss of $17,901.

The Company’s investment in two companies, Terra Mining (WestMountain Index Advisor, Inc.) and Omni Bio Pharmaceutical, Inc., currently makes up 76% of the Company’s assets as of September 30, 2011. The investment in Terra Mining is made up of the cost of warrants that were exercised in the third quarter and the associated valuation of the investment that is based on the quoted market price as of September 30, 2011. The investment in Omni Bio Pharmaceutical, Inc. consists of the original cost, exercise of the options from GDBA Investments, Inc. and the valuation of the investment that is based on the quoted market price as of September 30, 2010. Since the Company bases these investments on market price, the amount reflected on the balance sheet will change based on the market price on the date of the balance sheet.

As of September 30, 2011, we hold six investment positions. All the companies are publicly traded and listed on the OTC Bulletin Board. The table below lists the investments and total shares owned by the Company as of September 30, 2011.

Company Name	Shares

Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,698,713
Nexcore Healthcare Capital Corp.	1,645,000
Silver Verde May Minging Co., Inc.	246,294
WestMountain Index Advisor, Inc.	866,000

Total Shares	6,163,114

Our sixth position involves Marine Exploration, Inc. As of September 30, 2011, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

Our cash and cash equivalents on September 30, 2011 was $187,328 compared to $328,936 on September 30, 2010.  We had $11,809 and $114,280 in a certificate of deposit as of September 30, 2011 and 2010, respectively.

Cash flows used in operating activities were $160,240 for the nine months ended September 30, 2011, compared to cash flows provided by operating activities of $5,782 for the nine months ended September 30, 2010. For the period October 18, 2007 (inception) through September 30, 2011 cash flows used in operating activities were $141,278.

Net cash used in investing activities was $54,584 for the nine months ended September 30, 2011, compared to $97,174 for the nine months ended September 30, 2010. Net cash used in investing activities was $542,709 for the period October 18, 2007 (inception) through September 30, 2011.

Cash flows provided by financing activities were $-0- and $350,000 for the nine months ended September 30, 2011 and 2010, respectively and $871,315 for the period October 18, 2007 (inception) through September 30, 2011.

Over the next twelve months we do not expect any material capital costs for our operations.

On June 29, 2011, we entered into a Conversion and Termination Agreement with BOCO Investments, LLC. (BOCO) to convert the outstanding principal and interest on a promissory note owed by us to BOCO. As of June 29, 2011, we owed BOCO a total of $524,519 in principal and accrued interest on the promissory note. We converted the entire outstanding principal and interest on the promissory note into a total of 455,652 common shares and terminated the obligation.

Our expenses have increased over last year as we are paying salaries for our President and part-time accountant hired in 2011.  We have also increased our marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube. Starting in this quarter, the Company recognized option expense and will going forward. Our accounting fees will also increase in the fourth quarter of 2011 due to a 2010 audit that will be performed by our new auditors.

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

a
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

We were formed as a Colorado business entity in October, 2007. While we have been profitable in our last two fiscal years, we were not profitable in our most recent fiscal quarter, and there can be no guarantee that we will be able to sustain our history of profitability.  If we cannot sustain profitability, we could go out of business.

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

We generate revenues and are current profitable. As of September 30, 2011, we had a cash position of $187,328.   We had certificates of deposit of $11,809. We anticipate that operating costs will be approximately $180,000 for the fiscal year ending December 31, 2011. These operating costs include payroll, insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

The share control position of BOCO Investments, LLC itself and through WestMountain Blue, LLC will limit the ability of other shareholders to influence corporate actions.

Our largest shareholders, WestMountain Blue, LLC,  and BOCO Investments, LLC together own 8,505,652 shares and thereby control approximately 89% of our outstanding shares. Because WestMountain Blue, LLC and BOCO Investments, LLC individually beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

    Our future success depends, in large part, on the continued service of our President and our Treasurer and the continued financing of WestMountain Blue, LLC.

            We depend almost entirely on the efforts and continued employment of Mr. Steve Anderson, our President, and Mr. Brian Klemsz, our Treasurer. Messrs. Anderson and Klemsz are our primary executive officers, and we will depend on them for nearly all aspects of our operations. In addition, WestMountain Blue, LLC, is our only source of financing. We do not have an employment contract with either Mr. Anderson or Mr. Klemsz, and we do not carry key person insurance on either’s life. The loss of the services of either Mr. Anderson or Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel and a financing source to replace WestMountain Blue, LLC.

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

Of our total outstanding shares as of September 30, 2011, a total of 8,325,000 or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

10.1**	Service Agreement With Bohemian Companies, LLC

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Link base Document

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 21, 2011.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)