Form 10-K
period 2011-12-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2012-04-16
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011

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

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [✓].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [] No [✓].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [✓]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [✓]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [✓].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $246,173.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We are a fee-based marketing and media consultant to public companies and an investment asset manager.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2012.

Operations

We act primarily as a fee-based marketing and media consultant to public companies and, secondarily, as an investment asset manager. We are currently generating revenues.

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

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2012. We have been profitable in the past, although not in the most recent fiscal quarter. If we can maintain our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Customers and Competition

Our business involves acting as a fee-based marketing and media consultant and, secondarily, as an asset manager for private equity and direct investment funds. Both businesses are highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully develop our business plan in this highly competitive environment. We cannot guarantee that we will be able to continue to do so successfully.

Backlog

At December 31, 2011, we had no backlogs.

Employees

             We have one full-time employee: Mr. Steve Anderson, our President. We also have a part-time employee, Ms. Joni Troska, our corporate Secretary; however, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Director for any Board meeting he attends.

Proprietary Information

           We have a proprietary investment screening process to make our investments.  Otherwise, we own no proprietary information.

Government Regulation

We are not currently subject to any material government regulation. We do not expect government regulations to have any material impact on us.

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

We also have a corporate website, www.westmountainam.com on which we post our regulatory filings.

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

            As of December 31, 2011, we had a cash position of $118,566 and an additional $11,811 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

Competition in the investment industry is intense.

   Our business plan involves acting as a fee-based marketing and media consultant to public companies and an investment asset manager. Both businesses are highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

The share control position of WestMountain Blue, LLC will limit the ability of other shareholders to influence corporate actions.

            Our largest shareholder, WestMountain Blue, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,505,652 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Blue, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and Treasurer

            We depend almost entirely on the efforts and continued employment of Mr. Anderson, our President, and Mr. Klemsz, our Treasurer. Mr. Anderson is our primary executive officer, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with either Mr. Anderson or Mr. Klemsz, and we do not carry key person insurance on the life of either gentleman. The loss of the services of either Mr. Anderson or Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as either Mr. Anderson or Mr. Klemsz.

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

       Of our total outstanding shares as of December 31, 2011, a total of 8,755,652, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a monthly lease at the rate of $575 per month.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a special shareholders meeting in the fourth quarter of our fiscal year on November 17, 2011. A total of 8,805,652 shares out of an aggregate of 9,517,402 shares eligible to vote at a meeting of stockholders, representing approximately 92.52%, voted for the following actions, with no negative votes or abstensions:

1.	The reelection of Brian L. Klemsz to our Board of Directors, to hold office until the 2012 Annual Meeting and until his successor is elected and qualified;

2.	The approval and ratification of our 2011 Equity Compensation Plan; and

3.	The approval and ratification of MaloneBailey, LLP. as our independent auditors for the fiscal years ending December 31, 2010 and 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2011, there were seventy-one record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009.

        The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2011 and 2010.

	Closing Bid Price
2011	High	Low
First Quarter	$0.27	$0.27
Second Quarter	$0.27	$0.27
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.51	$0.51

	Closing Bid Price
2010	High	Low
First Quarter	$2.00	$2.00
Second Quarter	$2.00	$1.25
Third Quarter	$1.25	$0.25
Fourth Quarter	$1.01	$0.27

    On April 9, 2012, the closing bid price of our common stock in the OTC Bulletin Board was $0.60 per share, volume was zero shares, and the number of shares issued and outstanding was 9,517,402.

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

A purchaser is purchasing penny stock, which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99% a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years. As of December 31, 2011, $20.519 was expensed to the income statement. The  remaining $20,519 will be expensed as stated above.

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

Results of Operations

For the year ended December 31, 2011 we had revenue of $97,607. In comparison for the year ended December 31, 2010 we had revenue of $99,702.  We started recording consulting fees of $23,000 in the fourth quarter 2011 of which $18,000 was a related party and $74,607 was recorded in management fees. In 2010 we recorded $10,000 in advisory fees and $89,702 in management fees.

Operating expenses, which consisted solely of general and administrative expenses, were $360,254 and $93,283 respectively for the years ended December 31, 2011 and 2010.   The increase in operational expenses in 2011 was primarily associated with the hiring of a full-time President and part-time accountant, change in audit firms, and equipment and supplies purchased to support our consulting services for marketing and social media.

For the year ended December 31, 2011 we had net loss of $217,853. In comparison for the year ended December 31, 2010 we had net loss of $19,538.

As of December 31, 2011, we hold six investment positions. All the companies are publicly traded and listed on the OTC Bulletin Board. The table below lists the investments and total shares owned by us as of December 31, 2011.

Company Name	Shares

Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Nexcore Healthcare Capital Corp.	1,645,000
Silver Verde May Minging Co., Inc.	246,294
WestMountain Index Advisor, Inc.	866,000

Totals	6,156,114

Our sixth position involves Marine Exploration, Inc. As of December 31, 2011, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources.

As of December 31, 2011, we had cash or cash equivalents of $118,566.

For the fiscal year ended December 31, 2011 net cash used in operating activities was $229,093 compared to net cash provided by operating activities for the fiscal year ended December 31, 2010 of $ 8,165.

      For the fiscal year ended December 31, 2011 net cash used in investing activities was $54,494 compared to net cash used in investing activities for the fiscal year ended December 31, 2010 of $128,365.   We purchased several investments during these time periods that have been recorded on the financials using Level 1fair value measurements, as defined under Critical Accounting Policies below. In 2010 we recorded $90,000 in notes receivable of which $60,000 was written off in 2011.

For the fiscal year ended December 31, 2011 net cash flows provided by financing activities was $-0- compared to net cash flows provided by financing activities for the fiscal year ended December 31, 2010 of $350,000.

Over the next twelve months we do not expect any material our capital costs to develop operations.

On June 29, 2011, we entered into a Conversion and Termination Agreement with BOCO Investments, LLC. (BOCO) to convert the outstanding principal and interest on a promissory note owed by us to BOCO. As of June 29, 2011, we owed BOCO a total of $524,520 in principal and accrued interest on the promissory note. We converted the entire outstanding principal and interest on the promissory note into a total of 455,652 common shares and terminated the obligation.

Our expenses have increased over last year as we are paying salaries for our President and part-time accountant hired in 2011.  We have also increased our marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube. Our accounting fees also increased in the fourth quarter of 2011 due to a 2010 audit that will be performed by our new auditors.

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

Recently Issued Accounting Pronouncements

Management believes there were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Asset Management, Inc.
\

CONSOLIDATED FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WestMountain Asset Management, Inc.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Asset Management, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Asset Management, Inc., and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 16, 2012

WestMountain Asset Management, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2011	2010
Assets		(Restated)
Current Assets:
Cash and cash equivalents	$118,566	$402,153
Investment, at fair value	5,848,129	8,353,515
Accounts receivable, related parties	34,673	22,417
Accounts receivable	5,000	-
Note receivable, net of allowance for doubtful accounts	30,000	90,000
of $60,000 and $-0-, respectively
Prepaid expenses	3,953	1,601
Deferred tax assets	78,768	46,642
Other Current Assets:
Income tax receivable	37,681	-
Certificates of deposit	11,811	11,800
Total Current Assets	6,168,581	8,928,128

Property and equipment, net of accumulated depreciation of	1,272	3,896
$8,201 and $5,577 respectively
Intangible assets, net of accumulated amortization of $19,107	8,555	6,858
and $13,574, respectively
Total assets	$6,178,408	$8,938,882

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$-	$434
Accrued liabilities, related parties	3,300	525
Accrued liabilities	38,315	14,523
Income tax payable	-	24,775
Interest payable, related parties	-	37,178
Total Current Liabilities	41,615	77,435

Note payable, related parties	-	500,000
Deferred tax liability	2,005,273	2,950,986
Total liabilities	2,046,888	3,528,421

Shareholders' Equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2011 and 2010
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,062
9,517,402 and 9,061,750 shares issued and outstanding, respectively
Additional paid-in-capital	906,836	362,253
Retained (deficit)earnings	(191,651)	26,202
Accumulated other comprehensive income	3,406,817	5,012,944
Total shareholders' equity	4,131,520	5,410,461
Total liabilities and shareholders' equity	$6,178,408	$8,938,882

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31,
	2011	2010
		(Restated)
Revenue:
Advisory/consulting fees, related parties	$18,000	$10,000
Advisory/consulting fees	5,000	-
Management fees, related parties	74,607	89,702
Total revenue	97,607	99,702

Operating expenses:
Sales, general and administrative expenses	360,254	93,283
Total operating expenses	360,254	93,283

Net (loss)income from operations	(262,647)	6,419

Other income/(expense)
Interest income	248	782
Interest expense	(24,521)	(32,740)
Realized loss on available for sale securities	(810)	(630)
Total other income/(expense)	(25,083)	(32,588)

Net loss before income taxes	(287,730)	(26,169)

Income tax benefit	(69,877)	(6,631)
Net loss	$(217,853)	$(19,538)
Other comprehensive loss
Unrealized loss on marketable equity securities	(1,606,127)	(7,759,067)
Comprehensive loss	$(1,823,980)	$(7,778,605)

Basic and diluted (loss) per share	$(0.02)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,292,697	9,061,750

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2011 and 2010
(Year Ended December 31, 2010 Restated)

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	Earnings	Comprehensive
	Shares	Value	Shares	Value	Capital	(Deficit)	Income(Loss)	Total
Balances at December 31, 2009	-	$-	9,061,750	$9,062	$362,253	$45,740	$12,772,011	$13,189,066

Unrealized loss on investments	-	-	-	-	-	-	(7,759,067)	(7,759,067)

Net loss						(19,538)	-	(19,538)

Balances at Dectember 31, 2010 (Restated)	-	$-	9,061,750	$9,062	$362,253	$26,202	$5,012,944	$5,410,461

Common stock issued for conversion of note payable
and interest, related party	-	-	455,652	456	524,064	-	-	524,520

Stock based compensation	-	-	-	-	20,519	-	-	20,519

Unrealized loss on investments	-	-	-	-	-	-	(1,606,127)	(1,606,127)

Net loss						(217,853)	-	(217,853)

Balances at December 31, 2011	-	$-	9,517,402	$9,518	$906,836	$(191,651)	$3,406,817	$4,131,520

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2011	2010
		(as restated)

Cash flows from operating activities:
Net loss	$(217,853)	$(19,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,157	9,665
Stock based compensation expense	20,519	-
Bad debt expense	60,000	-
Realized loss on disposal of available for sale securities	810	630
Income tax benefit	(69,877)	(6,631)
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,363)	1,832
Accounts receivable	(5,000)	-
Accounts receivable, related parties	(12,256)	8,019
Income tax refund receivable	(37,681)	-
Accounts payable and accrued liabilities	48,226	8,436
Accounts payable, related parties	3,000	-
Income tax payable	(24,775)	5,752
Net cash used in operating activities	(229,093)	8,165

Cash flows from investing activities:
Purchases of property and equipment	-	(989)
Cash paid for intangible asset	(7,230)	(803)
Proceeds from the sale of available for sale securities	90	-
Purchases of investments	(47,354)	(126,416)
Investments in notes receivable	-	(90,000)
Payments for and proceeds from certificates of deposit	-	89,843
Net cash used in investing activities	(54,494)	(128,365)

Cash flows from financing activities:
Proceeds from notes payable, related parties	-	350,000
Net cash provided by financing activities	-	350,000
Net change in cash	(283,587)	229,800

Cash and cash equivalents, beginning of period	402,153	172,353

Cash and cash equivalents, end of period	$118,566	$402,153

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$24,705	$20,363
Interest	$37,178	$-

Non cash investing activities
Unrealized loss on investments	$1,606,127	$7,759,067
Deferred tax liability	$945,713	$4,568,652
Conversion of related parties note and interest to common stock	$524,520	$-

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Asset Management, Inc. (“we”,”our” or the “Company”)was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

Principles of Consolidation

Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated.

The accompanying consolidated financial statements include the accounts of WestMountain Asset Management, Inc. and the following 100% owned subsidiaries, which were active at December 31, 2011:

       WestMountain Business Consulting, Inc.
       WestMountain Allocation Analytics, Inc.
       WestMountain Valuation Services, Inc.

Correction of Prior Year Information

We have restated our 2010 results in this Form 10K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K information”) originally filed on April 15, 2011. This amendment to the fiscal year ended December 31, 2010 is being filed to correct an error in and restate our Consolidated Financial Statements. This Form 10-K which includes the 2010 financial statements only amends and restates the items described below to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in the 2010 Form 10-K information.

During the year ended December 31, 2011, we transitioned to a new independent registered public accounting firm. During the audit of our 2010 consolidated financial statements, we determined that the valuation of our investments recorded on the Balance Sheet required an adjustment to better represent the investments at fair value. The following is a summary of the corrections:

	As		As Restated
	previously		December 31,
	reported	Adjustments	2010
Consolidated Balance Sheet
Investment, at fair value	$10,808,319	$(2,454,804)	$8,353,515
Deferred tax asset, net	23,947	22,695	46,642
Deferred tax liability	3,839,311	(888,325)	2,950,986
Accumulated earnings	93,059	(66,857)	26,202
Accumulated other comprehensive income	6,489,871	(1,476,927)	5,012,944

Consolidated Statement of Operations
Advisory/consulting fees, related parties	98,932	(88,932)	10,000
Realized loss on investment	-	(630)	(630)
Income tax benefit	16,064	(22,695)	(6,631)
Unrealized loss on marketable equity securities	(7,759,067)	1,682,585	(6,076,482)

Consolidated Statement of Changes in Shareholders Equity
Unrealized loss on marketable equity securities	6,489,871	(1,476,927)	5,012,944
Net loss	93,059	(66,857)	26,202

Consolidated Statement of Cash Flows
Stock received for advisory fees	88,932	(88,932)	-
Proceeds from certificates of deposit	191,867	(102,024)	89,843
Realized loss on disposal of available for sale securities	-	630	630
Accounts payable and accrued liabilities	35,771	$(27,335)	8,436
Income tax payable	(5,519)	11,271	5,752
Net cash used in operating activities	280,799	(190,326)	90,473

Non cash investing activities
Unrealized loss on investments	(9,962,467)	17,721,534	7,759,067
Deferred tax liability	$(3,885,985)	$8,454,637	$4,568,652

Except for the inclusion of the information described above, this Form 10-K does not reflect events occurring subsequent to the filing of our Form 10-K filed April 15, 2011 or modify or update other information or exhibits to our  Form 10-K filed April 15, 2011. The filing of this Form 10-K shall not be deemed to be an admission that the 2010 Form 10-K information, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2011and 2010, the Company we had a three month certificate of deposit in the amount of $12,780 and $102,571 respectively.

Accounts Receivable

Accounts receivable consists of amounts due from the management fees and consulting fees associated with marketing and media consulting. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2011 and 2010, the company did not record any allowance against our accounts receivable balance.

Notes Receivable

Notes receivable consist of secured loans to unrelated third parties and are reported at the outstanding principal balance. As of December 31, 2011 our principal balance was $30,000, net of an allowance of $60,000. We had a balance of $90,000 as of December 31, 2010.

Allowance for Loss on Note Receivable

The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2011, the allowance for loss on note receivable was $60,000.

Revenue

We act primarily as a fee-based marketing and media consultant to public companies. As a consultant, we provide investor relations, website development, video production, and associated marketing and media services to clients. We are paid fees for our services by our clients under written consulting agreements.

The Company generates additional revenue by raising, investing and managing private equity and direct investment funds for high net worth individuals and institutions. Revenue is recognized through management fees based on the size of the funds that are managed and incentive income based on the performance of these funds.

The Company recognizes revenue for its products generally when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

In the general course of business, we receive stock-based compensation for our services. In many cases, the underlying stock is thinly traded and determining the value of revenue requires substantial judgment. If the underlying stock is traded in an active market, the value used to record revenue is based on the quoted market value of the stock. If there is not an active market, then the value is determined using other inputs.

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

The following methods and assumptions were used to estimate the fair value of the Company’s available-for-sale securities:

Available-for-sale securities are recorded at fair value. We primarily own securities in smaller public companies that are thinly traded. Determining fair value requires substantial judgment. For common stock securities, we first determine whether or not the stock is traded in an active market. Securities traded in an active market are marked-to-market using the quoted market price of the stock and are classified as Level 1 inputs. Securities that do not have an active market are measured using unobservable inputs, and are classified as Level 3 inputs.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2011 and 2010, the Company held available-for-sale securities with an aggregate fair value of $5,848,129  and $8,353,515, respectively.  As of December 31, 2011 and 2010, all of our available-for-sale securities were invested in publically traded equity holdings.  Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use the assets. The Company recognized unrealized losses net of tax in accumulated other comprehensive income as of December 31, 2011 and 2010 in the amounts of $1,606,127 and $7,759,067, respectively. (See Note 2 for details of available for sale investments).

 The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2011, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
securities	$ 5,845,618	$ -	$ 2,511	$ 5,848,129

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2010, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Available-for-sale
securities	$ 8,351,870	$ -	$ 1,645	$ 8,353,515

There were changes to the valuation techniques used during the period.

Property and equipment and intangibles

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2011 and 2010.

Available for Sale Investments

The Company reports all of its investments on the balance sheet as available for sale.  Some of the investments reflect the original cost of the investment due to low volume of trading of the investment, and other investments reflect the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the financial statements.  Any tax adjustment related to the unrealized gain/loss is reflected as a deferred tax asset or liability on the balance sheet.

Other comprehensive income (OCI) is made up of the unrealized gain/loss amounts related to the available for sale investments of the Company.  The OCI balance is recorded net of tax

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the financial statements.  Under this method, any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment and recognized as additional income or loss on the Company’s income statement. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the Equity Method. As of December 31, 2011 and 2010, the Company’s investment in Marine Exploration is zero due to significant losses of the investee.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards.

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

Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the years ended December 31, 2011 and 2010 was -0- shares.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2011 and 2010. However, management does not expect any of these to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)    Investments

During the year ended December 31, 2011, the Company transitioned to a new independent registered public accounting firm. During the audit of the 2010 consolidated financial statements, the Company determined that the valuation of the investments recorded on the balance sheet required an adjustment to better represent the investments at fair value. Each investment has been evaluated for 2011 and 2010 and a determination has been made as to whether or not the individual investments will be marked to market with a related unrealized gain or loss being recognized.

In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 20% ownership in Marine Exploration.

In the year 2008 the Company’s other investment was in Omni, formerly Across America Financial Services, Inc., that is recorded at the cost of the original investment plus the exercise price of the option from GDBA Investments, Inc. The ownership in Omni continues to be less than 20%. The original cost of $6,072, is a noncash transaction that represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. In 2009 an additional noncash transaction in the amount of $27,713 was recorded as part of the investment. This cost represents the fair value of services performed by the Company in exchange for shares of common stock of Omni. As of December 31, 2011 and 2010, the market price per share was $2.99 and $4.00, respectively. As part of our newly established process, this investment has been marked to market for 2011 and 2010.

On February 25, 2010 Across America Real Estate Exchange merged with AMI. During this reverse merger, the Company provided advisory services and in exchange, received 329,463 shares of stock.  As of that date, the Company determined that there was no active market for these shares; and therefore, these shares were valued at $0. On March 11, 2010, after the merger, the Company exercised warrants for 200,000 shares of AMI common stock. The total cash paid upon exercise was $2,000. On June 29, 2010, the Company exercised options purchased in 2008 from GDBA Investments, LLLP, for cash of $70,155. These options were exercised for 1,163,250 shares of AMI common stock. The total cash paid upon exercise was $122,771.  As of December 31, 2011 and 2010, the Company determined that an active market for this stock had been created. The Company marked these shares to the quoted market price as of December 31, 2011 and 2010 using the market prices per share of $0.38 and $0.90, respectively.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP. The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. The Company determined that on the date of that this consideration was received, there was no active market for these warrants or the underlying shares. The value of these warrants were recorded at $0 as a result of this determination and no revenue was recorded. On December 29, 2010, the warrants were exercised by the Company for $1,645 in cash. The equity securities have been restricted and cannot be sold for two years. As of the years ended December 31, 2011 and 2010, the Company determined that no active market exists and thus this investment is recorded at the original cost basis of $1,645.

In January 2011, the Company purchased 113,910 Silver Verde May Mining shares for $0.35 per share. In April 2011, we purchased an additional 132,384 shares for $0.05 per share. As of December 31, 2011, the Company determined that an active market for these shares existed and used the market price per share $0.40 to value these securities.

On February 18, 2011, the Company received warrants to purchase 866,000 shares of WestMountain Index Advisor, Inc common stock as a result of advisory services performed by the Company. As of this date, the company determined that there is no active market for these shares. The value of these warrants on this acquisition date is, therefore, $0. On August 10, 2011 these warrants were exercised for $866 As of December 31, 2011, the Company concluded that there is still no active market for these shares and so the securities remain on the balance sheet at the original cost and are not marked to market.

The Company’s investments as of December 31, 2011 and 2010 are summarized below.

			As of December 31, 2011
					Accumulated
		Original	Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$2.99	$5,104,249	$4,910,615
Accredited Members Holding Corporation	1,691,713	194,306	0.38	642,851	448,545
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Minging Co., Inc.	246,294	46,488	0.40	98,518	52,030
WestMountain Index Advisor, Inc.	866,000	866	-	866	-

Totals	6,156,114	$436,939		$5,848,129	$5,411,190

			As of December 31, 2010 (Restated)
					Accumulated
		Original	Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$4.00	$6,828,428	$6,634,794
Accredited Members Holding Corporation	1,692,713	194,306	0.90	1,523,442	1,329,136
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-

Totals	5,044,820	$389,585		$8,353,515	$7,963,930

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2011 and 2010.  As of December 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $3,000.

For the year ended December 31, 2011 and 2010 the Company recorded management fee revenues of $74,607 and $89,702, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2011 and 2010 the Company recorded $-0- and $10,000 respectively, in revenue for advisory fees charged to Accredited Members, Inc. (“AMI”), formerly Across America Real Estate Exchange, Inc.

For the year ended December 31, 2011 and 2010, the Company recorded social media revenue of $23,000 and $0, respectively. Of the $23,000 recorded in 2011, $18,000 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of December 31, 2011 and 2010, the Company recorded $16,673 and $22,417, respectively, as accounts receivable related party.  These amounts represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective quarters. Additionally in the fourth quarter of 2011, the Company provided Nexcore consulting services for marketing and social media in the amount of $18,000. This amount is included in the related party accounts receivable balance presented on the balance sheet.

On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000. The note matured in March 2010 and was extended to March 2011. On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note. On June 29, 2011 the full amount of the note and related accrued interest, in the amount of $524,520, was converted to 455,652 of common shares at a price of $1.15. The closing stock price of the Company’s common stock on the date of conversion was $0.27 resulting in a gain on the conversion of $401,495. The gain was accounted for as a capital transaction due to BOCO being a related party.

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

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of December 31, 2010, no active market existed for these securities and so the company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities have been restricted and cannot be sold for two years.

(4)    Stockholders Equity

Common stock

No common shares were issued or retired during the year ended December 31, 2010.

During the year ended December 31, 2011, the Company issued 455,652 common shares for the conversion of related party debt and interest totaling $524,520.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years. As of December 31, 2011 $20,519 was expensed to the income statement.  The remaining $20,519 will be expensed as stated above.

The following table presents the activity for options granted:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2010	-	$-
Granted	200,000	0.27
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2011	200,000	$0.27

The weighted average remaining life of these 200,000 options as of December 31, 2011 was 3.6 years.

The following table presents the composition of options outstanding and exercisable. The exercisable options have an intrinsic value of $24,000.

	Options Outstanding		Options exerciseable
Range of Exercise Prices	Number	Life	Number	Price
$0.27	200,000	3	100,000	$0.27

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

The provision of income taxes consists of the following for the years ended December 31, 2011 and 2010:

Provision for taxes
	2011	2010
Current:
Federal	$(37,751)	$20,772
State	-	4,644
Total current	(37,751)	25,416
Deferred:
Federal	(22,028)	(27,464)
State	(10,098)	(4,583)
Total deferred	(32,126)	(32,047)

Income tax expense (benefit)	$(69,877)	$(6,631)

Deferred taxes consists of:
	December 31,
	2011	2010
Deferred tax assets:
Current
Prepaid Expenses	$(1,001)	$(406)
Fixed Assets	2,547	2,261
Unrealized Losses	12,670	12,670
Interest Payable - Related Party	-	9,422
Other	-	22,695
Equity / Option Compensation	5,200	-
Net operating loss carryforwards	59,352	-
Total current deferred tax asset	78,768	46,642
Long-term
Accumulated OCI	(2,005,273)	(2,950,986)
Other Liabilities	-	-
Total long-term deferred tax asset net	(2,005,273)	(2,950,986)

Total deferred tax assets	(1,926,505)	(2,904,344)
Valuation allowance	-	-
Net deferred tax assets	$(1,926,505)	$(2,904,344)

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2011	2010

U.S. federal income tax expense\(benefit) at statutory rates	(60,529)	(5,683)
Permanent differences	31	-
State income tax expense\(benefit), net of federal impact	(10,098)	(948)
Other	719	-
Change in valuation allowance	-
	(69,877)	(6,631)

Reconciliation of change in the net deferred tax assets and liabilities:

		2011
Net change in deferred income tax assets and liabilities from the preceding table:		$(977,839)
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income		945,713

Deferred income tax provision for the period		(32,126)

 (6)    Subsequent Events

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified a material weaknesses in our internal control over financial reporting as of December 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was not effective as December 31, 2011 due to a material weakness that was identified. The material weakness identified relates to insufficient control procedures related to determining the fair value of the company's investments.

In order to remedy the material weakness, we have established new policies and procedures to record our investments at fair value. The new policy outlines the basic procedures to following when recording the original investment and the valuation thereafter. On a quarterly basis, management will review and approve the original valuations and fair value assessments.

       We have significant changes in our internal control over financial reporting during the last fiscal quarter as a result of our business combination with NexCore on September 29, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Primarily, we had changes in key personnel and policy and procedures as we integrate the results of this new entity. We continue to develop controls, procedures, and plans to implement controls and procedures which we anticipate will be sufficient to accurately report our financial performance in the foreseeable future.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	50	President
Brian L. Klemsz	53	Treasurer, Director
Joni K Troska	52	Secretary

Mr. Anderson has been our President since May, 2011. He was director of Marketing and Development for EnviroPest, a large privately owned pest control company from June 2009 to May 2011. From June 2008 to June 2009 he served as Marketing Director for Pillar Capital, LLC and from December 1996 to May 2007 was Pastor of Media Ministries at Resurrection Fellowship church in Loveland, Colorado. He also served as radio play-by-play announcer for Colorado State University football and basketball from 1989 to 1997. Mr. Anderson received his Bachelor of Science in Communications from Oral Roberts University in 1983.

Mr. Klemsz has been our Treasurer and sole Director since our inception and President from inception until May, 2011. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and WestMountain Alternative Energy, Inc., which are public companies. He is also a member of the Board of Directors of NexCore Healthcare Capital Corp., a public company formerly known as CapTerra Financial Group, Inc. and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been our corporate Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc.(“CPTA”), a public company, now known as NexCore Healthcare Capital Corp.,from January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Alternative Energy, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Options/SAR Grants and Fiscal Year End Option Exercises and Values

Effective August 15, 2011, our board of directors adopted and approved a new Equity Compensation Plan.(the 2011 Plan) . Our shareholders approved this Plan in December, 2011.  A total of 500,000 common shares have been reserved under the 2011 Plan.

The purpose of the 2011 Plan is to provide a means for us and our subsidiaries and other designated affiliates, which we refer to as Related Entities, to attract key personnel to provide services to our company and the Related Entities, as well as, to provide a means whereby those key persons can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of our company and its Related Entities and promoting the mutuality of interests between participants and our shareholders. A further purpose of the 2011 Plan is to provide participants with additional incentive and reward opportunities designed to enhance the profitable growth of our company and its Related Entities, and provide participants with annual and long term performance incentives to expend their maximum efforts in the creation of shareholder value.

The terms of the 2011 Plan provide for grants of stock options and restricted stock awards and performance awards that may be settled in cash, stock or other property. As of September 1, 2011, two awards have been granted under the 2011 Plan. Mr. Steve Anderson received an option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share. Ms Joni Troska received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share.

Otherwise, we have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

       Beginning in May, 2011, our President, Mr. Anderson  receives a salary of $120,000 per annum, plus a stock option  to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share . We reimburse Mr. Anderson for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2009. In May 2011, she was hired as a part-time accountant and receives a salary of $48,000. Ms Troska also received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share.

Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

Finally, no retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2011.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,505,652	89.4%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)	-0-
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Steve Anderson (4) 123 North College Avenue, Ste 200 Fort Collins, Colorado 80524	-0-	-0-

Joni K. Troska(5)	100,000	1.05%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

All Officers and Directors as a Group	1,528,950	16.0%
(three persons)
______________

   (1)  All ownership is beneficial and of record, unless indicated otherwise.
   (2)  The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3)  Mr. Klemsz owns 16.8% of WestMountain Blue, LLC.
   (4) Anderson has an option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share.
   (5) Ms. Troska has a stock option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2011 and 2010.  As of December 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $3,000.

For the year ended December 31, 2011 and 2010 the Company recorded management fee revenues of $74,607 and $89,702, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2011 and 2010 the Company recorded $-0- and $10,000 respectively, in revenue for advisory fees charged to Accredited Members, Inc. (“AMI”), formerly Across America Real Estate Exchange, Inc.

For the year ended December 31, 2011 and 2010, the Company recorded social media revenue of $23,000 and $0, respectively. Of the $23,000 recorded in 2011, $18,000 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of December 31, 2011 and 2010, the Company recorded $16,673 and $22,417, respectively, as accounts receivable related party.  These amounts represent fourth quarter management fees that were due from WestMountain Prime, LLC. Both amounts were paid off in the following respective quarters. Additionally in the fourth quarter of 2011, the Company provided Nexcore consulting services for marketing and social media in the amount of $18,000. This amount is included in the related party accounts receivable balance presented on the balance sheet.

On September 15, 2009 the Company signed a promissory note with BOCO Investments, Inc. (BOCO), a related party, in the amount of $150,000. The note matured in March 2010 and was extended to March 2011. On June 30, 2010 the Company entered into a new note for $500,000 with an interest rate of 10% and a maturity date of June 30, 2011. The September 15, 2009 note for $150,000 was canceled and the principal and interest was rolled into the new note. On June 29, 2011 the full amount of the note and related accrued interest, in the amount of $524,520, was converted to 455,652 of common shares at a price of $1.15. The closing stock price of the Company’s common stock on the date of conversion was $0.27 resulting in a gain on the conversion of $401,495. The gain was accounted for as a capital transaction due to BOCO being a related party.

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

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of December 31, 2010, no active market existed for these securities and so the company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities have been restricted and cannot be sold for two years.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $5,000 for the year ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Our former independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $18,947 for for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2012.

WESTMOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 16, 2012	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director