Form 10-Q
period 2012-03-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2012-05-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2012

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 10, 2012, was 9,517,402.

FORM 10-Q
WestMountain Asset Management, Inc.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$87,236	$118,566
Investment, at fair value	3,141,821	5,848,129
Accounts receivable, related parties	30,856	34,673
Accounts receivable	-	5,000
Note receivable, net of allowance for doubtful accounts
of $60,000		30,000
Prepaid expenses	741	3,953
Deferred tax assets	78,768	78,768
Other Current Assets:
Income tax receivable	37,681	37,681
Certificates of deposit	11,812	11,811
Total Current Assets	3,388,915	6,168,581

Property and equipment, net of accumulated depreciation of	882	1,272
$8,591 and $8,201 respectively
Intangible assets, net of accumulated amortization of $20,700	6,962	8,555
and $19,107 respectively
Total assets	$3,396,759	$6,178,408

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable	$5,976	$-
Accrued liabilities, related parties	1,000	3,300
Accrued liabilities	32,823	38,315
Total Current Liabilities	39,799	41,615

Deferred tax liability	991,196	2,005,273
Total liabilities	1,030,995	2,046,888

Shareholders' Equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2012 and 2011
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding, for 2012 and 2011
Additional paid-in-capital	915,026	906,836
Deficit earnings	(243,366)	(191,651)
Other comprehensive income, net	1,684,586	3,406,817
Total shareholders' equity	2,365,764	4,131,520
Total liabilities and shareholders' equity	$3,396,759	$6,178,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Advisory/consulting fees, related parties	$18,000	$-
Advisory/consulting fees	5,000	-
Management fees, related parties	21,027	22,417
Total revenue	44,027	22,417

Operating expenses:
Sales, general and administrative expenses	95,748	13,008
Total sales, general and administrative expenses	95,748	13,008

Income(loss) from operations	(51,721)	9,409

Other income/(expense)
Interest income	6	87
Interest expense	-	(12,329)
Total other income/(expense)	6	(12,242)

Net loss before income taxes	(51,715)	(2,833)

Income tax benefit	-	(717)
Net loss	$(51,715)	$(2,116)

Basic and diluted net loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,517,402	9,061,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2012	2011
		(Restated)

Cash flows from operating activities:
Net loss	$(51,715)	$(2,116)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,983	1,780
Stock based compensation expense	8,190	-
Income tax benefit	-	(717)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	3,211	(558)
Accounts receivable	5,000	-
Accounts receivable, related parties	3,817	-
Accounts payable and accrued liabilities	184	(30,042)
Accounts payable, related parties	(2,000)	(25)
Income tax payable	-	(12,601)
Net cash used in operating activities	(31,330)	(44,279)

Cash flows from investing activities:
Purchases of investments	-	(39,869)
Net cash used in investing activities	-	(39,869)

Net change in cash	(31,330)	(84,148)

Cash and cash equivalents, beginning of period	118,566	402,153

Cash and cash equivalents, end of period	$87,236	$318,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$24,705	$12,601
Interest	$-	$37,178

Non cash investing activities
Unrealized loss on investments	$1,722,231	$1,184,577
Deferred income taxes	$1,014,077	$697,499
Conversion of notes receivable	$30,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Asset Management, Inc. (“we”,”our” or the “Company”)was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Asset Management Inc. and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2012 and its operating results for the three months ended March 31, 2012 and 2011, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 is not necessarily an indication of operating results to be expected for the year.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2011 there were no cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2012 and December 31, 2011 respectively, we held available-for-sale securities with an aggregate fair value of $3,141,821 and 5,848,129.  As of March 31, 2012, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax,  in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011 in the amounts of $1,722,231 and $1,184,577 respectively.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
securities	$ 3,109,310	$ -	$ 32,511	$ 3,141,821

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
securities	$ 5,845,618	$ -	$ 2,511	$ 5,848,129

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the three months ended March 31, 2012.

Fair value at December 31, 2011	$2,511
Additions during the period	30,000
Fair value at March 31, 2012	$32,511

Correction of Prior Year Information

During the year ended December 31, 2011, we transitioned to a new independent registered public accounting firm. During the audit of our 2010 consolidated financial statements, we determined that the valuation of our investments recorded on the Balance Sheet required an adjustment to better represent the investments at fair value. The accompanying consolidated statement of cash flows for the three months ended March 31, 2011 has been restated to reflect this adjustment. The following is a summary of the corrections:

	As		As Restated
	previously		March 31,
	reported	Adjustments	2011
Consolidated Statement of Cash Flows
Non cash investing activities
Unrealized (loss) on investments	$2,674,553	$(952,322)	$1,722,231
Deferred tax liability	991,077	23,000	1,014,077

(2)    Investments

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc. This investment is recorded at our cost of $30,000. SRKP, Inc. is in the process of obtaining their ticker symbol.

The Company’s investments as of March 31, 2012 and December 31, 2011 are summarized below.

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

			As of March 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$1.69	$2,885,009	$2,691,375
Accredited Members Holding Corporation	1,691,713	194,306	0.09	145,487	(48,819)
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.32	78,814	23,326
WestMountain Index Advisor, Inc.	866,000	866	-	866	-
SRKP, Inc.	200,000	30,000	-	30,000	-
Totals	6,356,114	$466,939		$3,141,821	$2,674,882

			As of December 31, 2011
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$2.99	$5,104,249	$4,910,615
Accredited Members Holding Corporation	1,691,713	194,306	0.38	642,851	448,545
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.40	98,518	52,030
WestMountain Index Advisor, Inc.	866,000	866	-	866	-

Totals	6,156,114	$436,939		$5,848,129	$5,411,190

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of March 31, 2012 and December 31, 2011.

No common shares were issued or cancelled during the three months ended March 31, 2012.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the three months ended March 31, 2012, $8,190 was expensed to the income statement and an accumulative total of $28,709 is included in additional paid-in capital as of March 31, 2012. The remaining $12,329 will be expensed in the next two quarters.

 The following table presents the activity for common stock options during the three months ended March 31, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - March 31, 2012	200,000	$0.27

The weighted average remaining life of these 200,000 options as of March 31, 2012 and December 31, 2011 was 3.4 and 3.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of March 31, 2012 and December 31, 2011. The exercisable options have an intrinsic value of $33,000 and $24,000 as of March 31, 2012 and December 31, 2011, respectively.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price

$0.27	200,000	3	100,000	$0.27

(4) Related Parties

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

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

(4) Related Parties (Continued)

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending March 31, 2012 and 2011.  As of March 31, 2012 and December 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $1,000 and $3,300 respectively.

For the three months ended March 31, 2012 and 2011 the Company recorded management fee revenues of $21,027 and $22,417, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the three months ended March 31, 2012 and 2011, the Company recorded social media revenue of $23,000 and $0, respectively. Of the $23,000 recorded in 2012, $18,000 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of March 31, 2012 and December 31, 2011, the Company had $30,856 and $34,673, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC., consulting services for marketing and social media due from Nexcore Group LP.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2012.

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

Results of Operations

The following discussion involves our results of operations for the quarters ended March 31, 2012 and 2011.
For the quarter ended March 31, 2012 we had revenues of $44,027 compared to $22,417 for the quarter ended March 31, 2011. We recorded $21,027 and $22,417 in related party management fees for the three months ended March 31, 2012 and 2011 respectively. In addition, we recorded consulting fees of $23,000 in the first quarter 2012 of which $18,000 was a related party. There were no consulting fees recorded in the first quarter 2011.

Operating expenses, consisting primarily of selling, general and administrative costs were $95,748 for the quarter ended March 31, 2012, compared to $13,008 for the quarter ended March 31, 2011.   The increase in operational expenses in 2012 was primarily associated with the hiring of a full-time President and part-time accountant, and change in audit firms. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $51,715 for the quarter ended March 31, 2012, compared to a net loss of $2,116 for the quarter ended March 31, 2011.

As of March 31, 2012, we hold seven investment positions. All of the companies are publicly traded and listed on the OTC Bulletin Board. The non-public company, SRKP, Inc., is in the process of obtaining their ticker symbol.

The table below lists the investments and total shares owned by us as of March 31, 2012.

Company Name	Shares

Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Nexcore Healthcare Capital Corp.	1,645,000
Silver Verde May Mining Co., Inc.	246,294
WestMountain Index Advisor, Inc.	866,000
SRKP, Inc.	200,000

Total Shares	6,356,114

Our seventh position involves Marine Exploration, Inc. As of March 31, 2012, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

As of March 31, 2012, we had cash or cash equivalents of $87,236.

Cash flows used in operating activities were $31,330 for the three months ended March 31, 2012, compared to cash flows used in operating activities of $44,279 for the three months ended March 31, 2011.

Net cash used in investing activities was $-0- for the three months ended March 31, 2012, compared to net cash used in investing activities of $39,869 for the three months ended March 31, 2011.

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

Risks Related to Our Business and Industry

We have a limited operating history. We have not been profitable for our two most recent fiscal years We may never continue to be profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable at our two most recent fiscal years. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

We are generating revenues but are not currently profitable. As of March 31, 2012, we had a cash position of $87,236.   We had certificates of deposit of $11,812. We anticipate that operating costs will be approximately $1,140,000 for the fiscal year ending December 31, 2012. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of March 31, 2012, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 14, 2012.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)