Form 10-Q
period 2012-06-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2012-08-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2012

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 11, 2012, was 9,517,402.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) at June 30, 2012 and December 31, 2011	3

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011	4

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$78,799	$118,566
Investment, at fair value	1,124,829	5,848,129
Accounts receivable, related parties	30,856	34,673
Accounts receivable	-	5,000
Note receivable, net of allowance for doubtful accounts
of $60,000		30,000
Prepaid expenses	3,470	3,953
Deferred tax assets, net	92,858	78,768
Other Current Assets:
Income tax receivable	45,149	37,681
Certificates of deposit	11,814	11,811
Total Current Assets	1,387,775	6,168,581

Property and equipment, net of accumulated depreciation of	493	1,272
$8,980 and $8,201 respectively
Intangible assets, net of accumulated amortization of $22,292	5,370	8,555
and $19,107 respectively
Total assets	$1,393,638	$6,178,408
Liabilities and Shareholders'Equity
Current Liabilities:
Accrued liabilities	$18,508	$38,315
Accrued liabilities, related parties	1,000	3,300
Deferred revenue	50,000	-
Total current liabilities	69,508	41,615

Deferred tax liability	243,806	2,005,273
Total liabilities	313,314	2,046,888

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding
Additional paid-in-capital	914,274	906,836
Deficit earnings	(257,606)	(191,651)
Other comprehensive income, net	414,138	3,406,817
Total shareholders' equity	1,080,324	4,131,520
Total liabilities and shareholders' equity	$1,393,638	$6,178,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Advisory/consulting fees, related parties	$19,500		$37,500	$-
Advisory/consulting fees			5,000	-
Management fees, related parties	18,856	22,416	39,883	44,833
Total revenue	38,356	22,416	82,383	44,833

Operating expenses:
Sales, general and administrative expenses	74,156	52,699	169,904	65,707
Total sales, general and administrative expenses	74,156	52,699	169,904	65,707

Net loss from operations	(35,800)	(30,283)	(87,521)	(20,874)

Other income/(expense)
Interest income	2	68	8	155
Interest expense	-	(12,192)	-	(24,521)
Total other income/(expense)	2	(12,124)	8	(24,366)

Net loss before income taxes	(35,798)	(42,407)	(87,513)	(45,240)

Income tax benefit	(21,558)	(10,744)	(21,558)	(11,461)
Net loss	$(14,240)	$(31,663)	$(65,955)	$(33,779)
Other comprehensive loss
Unrealized loss on marketable equity securities	(2,992,679)	(1,692,382)	(1,270,448)	(2,876,959)
Comprehensive loss	$(3,006,919)	$(1,724,045)	$(1,336,403)	$(2,910,738)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,517,402	9,106,250	9,517,402	9,106,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(65,955)	$(33,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,964	3,793
Stock based compensation expense	7,438	(11,461)
Income tax benefit	(14,090)	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	480	(5,706)
Accounts receivable	5,000	-
Accounts receivable, related parties	3,817	-
Accounts payable and accrued liabilities	(20,653)	(29,033)
Accounts payable, related parties	(2,300)	(225)
Income tax refundable	(7,468)
Income tax payable	-	(12,601)
Deferred revenue	50,000	-
Net cash used in operating activities	(39,767)	(89,012)

Cash flows from investing activities:
Purchases of property and equipment	-	(7,230)
Purchases of investments	-	(39,869)
Net cash used in investing activities	-	(47,099)

Net change in cash	(39,767)	(136,111)

Cash and cash equivalents, beginning of period	118,566	402,153

Cash and cash equivalents, end of period	$78,799	$266,042

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$24,705	$12,601
Interest	$-	$37,179

Non cash investing and financing activities:
Unrealized loss on investments	$992,679	$2,876,959
Conversion of notes receivable to marketable securities	$30,000	$524,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Asset Management, Inc. (“we”,”our” or the “Company”) was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Asset Management Inc. and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of June 30, 2012,  for the three months ended June 30, 2012 and 2011,  and for the six months ended June 30, 2012 and 2011 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2012 and its operating results for the three months ended June 30, 2012 and 2011, and for the six months ended June 30, 2012 and 2011 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 is not necessarily an indication of operating results to be expected for the year.

Commitments and Contingencies

Based on currently available information, the Company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements. As the Company learns new facts concerning contingencies, the Company reassesses its position both with respect to accrued liabilities and other potential exposures. In the case of all known contingencies, the Company accrues a liability when the loss is probable and the amount is reasonably estimable. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2012 there were no cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2012 and December 31, 2011 respectively, we held available-for-sale securities with an aggregate fair value of $1,124,829 and 5,848,129.  As of June 30, 2012, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income for the six months ended June 30, 2012 and 2011 in the amounts of $2,992,679 and $2,876,959 respectively.

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
securities	$ 1,092,318	$ -	$ 32,511	$ 1,124,829

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
securities	$ 5,845,618	$ -	$ 2,511	$ 5,848,129

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the six months ended June 30, 2012.

Fair value at December 31, 2011	$2,511
Additions during the period	30,000
Fair value at June 30, 2012	$32,511

Correction of Prior Year Information

During the year ended December 31, 2011, we transitioned to a new independent registered public accounting firm. During the audit of our 2010 consolidated financial statements, we determined that the valuation of our investments recorded on the Balance Sheet required an adjustment to better represent the investments at fair value. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements for the three and six months ended June 30, 2011.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the six months ended June 30, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the six months ended June 30, 2012.

The correction impacts the consolidated statement cash flows for the six months ended June 30, 2011 which was revised to reflect the cumulative effect of the error described above. An adjustment of $2,964,530 was made to the noncash item of unrealized loss on investments to change it to $2,876,959 from the previously reported amount of $5,841,489.

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed. The deferred revenue of $50,000 as of June 30, 2012 represents cash received for services to be provided through August 2012.

(2)    Investments

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc. This investment is recorded at our cost of $30,000. SRKP, Inc. is in the process of obtaining their ticker symbol.

The Company’s investments as of June 30, 2012 and December 31, 2011 are summarized below.

			As of June 30, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.52	$887,695	$694,061
Accredited Members Holding Corporation	1,691,713	194,306	0.07	118,420	(75,886)
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.35	86,203	39,715
WestMountain Index Advisor, Inc.	866,000	866	-	866	-
SRKP, Inc.	200,000	30,000	-	30,000	-
Totals	6,356,114	$466,939		$1,124,829	$657,890

			As of December 31, 2011
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$2.99	$5,104,249	$4,910,615
Accredited Members Holding Corporation	1,691,713	194,306	0.38	642,851	448,545
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.40	98,518	52,030
WestMountain Index Advisor, Inc.	866,000	866	-	866	-

Totals	6,156,114	$436,939		$5,848,129	$5,411,190

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of June 30, 2012 and December 31, 2011.

No common shares were issued or cancelled during the six months ended June 30, 2012.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2011. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the six months ended June 30, 2012, $7,438 was expensed to the income statement and an accumulative total of $27,957 is included in additional paid-in capital as of June 30, 2012. The remaining $13,081 will be expensed in the next quarter.

 The following table presents the activity for common stock options during the six months ended June 30, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	200,000	$ 0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2012	200,000	$ 0.27

The weighted average remaining life of these 200,000 options as of June 30, 2012 and December 31, 2011 was 3.1 and 3.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of June 30, 2012 and December 31, 2011. The exercisable options have an intrinsic value of $38,000 and $24,000 as of June 30, 2012 and December 31, 2011, respectively.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	3.1	100,000	0.27

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

WestMountain Asset Management, Inc.
Notes to Unaudited Consolidated Financial Statements

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending June 30, 2012 and 2011.  As of June 30, 2012 and December 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $1,000 and $3,300 respectively.

For the six months ended June 30, 2012 and 2011 the Company recorded management fee revenues of $39,883 and $44,833, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the six months ended June 30, 2012 and 2011, the Company recorded social media revenue of $37,500 and $0, respectively. All of the $37,500 recorded in 2012 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of June 30, 2012 and December 31, 2011, the Company had $30,856 and $34,673, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC., consulting services for marketing and social media due from Nexcore Group LP.

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

As a consultant, we provide investor relations, website development, video production, and associated marketing and media services to clients. We are paid fees for our services by our clients underwritten consulting agreements.

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2012 and 2011.
For the three months ended June 30, 2012 we had revenues of $38,356 compared to $22,416 for the three months ended June 30, 2011. For the six months ended June 30, 2012 and 2011 we recorded revenues of $82,383 and $44,833 respectively. We recorded $18,856 and $22,416 in related party management fees for the three months ended June 30, 2012 and 2011 respectively. For the six months ended June 30, 2012 we had management fees of $39,883 compared to $44,833 for the six months ended June 30, 2011. As part of the total revenues, we recorded consulting fees of $19,500 in the second quarter 2012. All of these fees were a related party. There were no consulting fees recorded in the second quarter 2011. Consulting fees for the six month ended June 30, 2012 and 2011 we recorded $42,500 and $-0- respectively.

Operating expenses, consisting primarily of selling, general and administrative costs were $74,156 for the three months ended June 30, 2012, compared to $52,700 for the three months ended June 30, 2011.   For the six months ended June 30, 2012 and 2011, our operating expenses were 169,904 and 65,708 respectively. The increase in operational expenses in 2012 was primarily associated with the hiring of a full-time President and part-time accountant, and change in audit firms. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $14,240 for the three months ended June 30, 2012, compared to a net loss of $31,664 for the three months ended June 30, 2011. We had a net loss of $65,955 for the six months ended June 30, 2012 compared to a net loss of $33,780 for the six months ended June 30, 2011.

As of June 30, 2012, we hold seven investment positions. All of the companies are publicly traded and listed on the OTC Bulletin Board.

The table below lists the investments and total shares owned by us as of June 30, 2012.

Company Name	Shares

Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Nexcore Healthcare Capital Corp.	1,645,000
Silver Verde May Mining Co., Inc	246,294
WestMountain Index Advisor, Inc.	866,000
SRKP, Inc.	200,000
Totals	6,356,114

Our seventh position involves Marine Exploration, Inc. As of June 30, 2012, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $78,799.

Cash flows used in operating activities were $39,767 for the six months ended June 30, 2012, compared to cash flows used in operating activities of $89,013 for the six months ended June 30, 2011.

Net cash used in investing activities was $-0- for the six months ended June 30, 2012, compared to net cash used in investing activities of $47,099 for the six months ended June 30, 2011.

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

Revenue Recognition

We provide investor relations, website development, video production, and associated marketing and media services to clients. We are paid fees for our services by our clients underwritten consulting agreements.  As a secondary source of revenue, we raise, invest and manage private equity and direct investment funds for third parties including high net worth individuals and institutions. We earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not focus on any particular industry but look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential.

Revenue is recognized under the full accrual method. Under the full accrual method, profit may be realized in full when funds are invested and managed, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures carried out under the supervision of our Chief Executive Officer and Chief Financial Officer (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We made significant changes in our internal controls during the quarter ended March 31, 2012. The changes include the implementation of formal procedures to determine the fair value of our investment securities which include a quarterly review and approval by the Chief Executive Officer and Chief Financial Officer.

There were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are generating revenues but are not currently profitable. As of June 30, 2012, we had a cash position of $78,799.   We had certificates of deposit of $11,814. We anticipate that operating costs will be approximately $1,140,000 for the fiscal year ending December 31, 2012. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of June 30, 2012, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2012.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)