Form 10-Q
period 2012-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2012-11-09
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2012

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, October 31, 2012, was 9,517,402.

FORM 10-Q
WestMountain Asset Management, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) at September 30, 2012 and December 31, 2011	3

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$47,367	$118,566
Investment, at fair value	1,576,200	5,848,129
Accounts receivable, related parties	36,677	34,673
Accounts receivable	2,000	5,000
Note receivable, net of allowance for doubtful accounts
of $60,000		30,000
Prepaid expenses	741	3,953
Deferred tax asset, net	107,585	78,768
Other Current Assets:
Income tax receivable	40,849	37,681
Certificates of deposit	11,815	11,811
Total Current Assets	1,823,234	6,168,581

Property and equipment, net of accumulated depreciation of	104	1,272
$9,369 and $8,201, respectively
Intangible assets, net of accumulated amortization of $23,628	4,034	8,555
and $19,107, respectively
Total assets	$1,827,372	$6,178,408

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable	$2,415	$-
Accrued liabilities	18,415	38,315
Accrued liabilities, related parties	3,095	3,300
Income tax payable	-	-
Deferred revenue	38,000	-
Total current liabilities	61,925	41,615

Deferred tax liability	411,066	2,005,273
Total liabilities	472,991	2,046,888

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding
Additional paid-in-capital	920,473	906,836
Accumulated deficit	(273,859)	(191,651)
Other comprehensive income, net	698,249	3,406,817
Total shareholders' equity	1,354,381	4,131,520
Total liabilities and shareholders' equity	$1,827,372	$6,178,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Advisory/consulting fees, related parties	$30,000	$-	$67,500	$-
Advisory/consulting fees	2,000	-	7,000	-
Management fees, related parties	18,499	10,929	58,382	55,762
Total revenue	50,499	10,929	132,882	55,762

Operating expenses:
Selling, general and administrative expenses	77,180	107,896	247,084	173,603
Total selling, general and administrative expenses	77,180	107,896	247,084	173,603

Loss from operations	(26,681)	(96,967)	(114,202)	(117,841)

Other income/(expense)
Interest income	1	58	9	213
Interest expense	-	-	-	(24,521)
Total other income/(expense)	1	58	9	(24,308)

Net loss before income taxes	(26,680)	(96,909)	(114,193)	(142,149)

Income tax benefit	(10,427)	(19,728)	(31,985)	(31,189)
Net loss	$(16,253)	$(77,181)	$(82,208)	$(110,960)
Other comprehensive loss
Unrealized loss on marketable equity securities	(1,438,120)	(573,277)	(2,708,568)	(3,450,236)
Comprehensive loss	$(1,454,373)	$(650,458)	$(2,790,776)	$(3,561,196)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	9,517,402	9,517,402	9,517,402	9,218,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(82,208)	$(110,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,689	6,175
Stock based compensation expense	13,637	20,519
Income tax benefit	(28,817)	4,097
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	3,208	(3,485)
Accounts receivable	3,000	-
Accounts receivable, related parties	(2,004)	5,744
Accounts payable and accrued liabilities	(18,631)	(23,289)
Accounts payable, related parties	95
Income tax refundable	(3,168)	(34,266)
Income tax payable	-	(24,775)
Deferred revenue	38,000	-
Net cash used in operating activities	(71,199)	(160,240)

Cash flows from investing activities:
Purchases of property and equipment	-	(7,230)
Purchases of investments	-	(47,354)
Net cash used in investing activities	-	(54,584)

Net change in cash	(71,199)	(214,824)

Cash and cash equivalents, beginning of period	118,566	402,152

Cash and cash equivalents, end of period	$47,367	$187,328

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$24,705	$15,251
Interest	$-	$37,178

Non cash investing and financing activities
Unrealized loss on investments	$(2,708,568)	$(3,450,236)
Conversion of notes receivable to marketable securities	$30,000	$-
Conversion of related party loan to common stock	$-	$527,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
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

Unaudited Financial Information

The accompanying financial information as of September 30, 2012, for the three months ended September 30, 2012 and 2011,  and for the nine months ended September 30, 2012 and 2011 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2012 and its operating results for the three months ended September 30, 2012 and 2011, and for the nine months ended September 30, 2012 and 2011 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 is not necessarily an indication of operating results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2012 there were no cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2012 and December 31, 2011 respectively, we held available-for-sale securities with an aggregate fair value of $1,576,200 and $5,848,129, respectively.  As of September 30, 2012, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011 in the amounts of $2,708,568 and $3,450,236, respectively.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
securities	$ 1,544,555	$ -	$ 31,645	$ 1,576,200

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
securities	$ 5,845,618	$ -	$ 2,511	$ 5,848,129

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2012.

Fair value at December 31, 2011	$2,511
Additions during the period	30,000
Transfer out from level 3 to level 1	(866)
Fair value at September 30, 2012	$31,645

Correction of Prior Year Information

During the year ended December 31, 2011, we transitioned to a new independent registered public accounting firm. During the audit of our 2010 consolidated financial statements, we determined that the valuation of our investments recorded on the Balance Sheet required an adjustment to better represent the investments at fair value. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements for the three and nine months ended September 30, 2011.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the nine months ended September 30, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the nine months ended September 30, 2012.

The correction impacts the consolidated statement of cash flows for the nine months ended September 30, 2011 which was revised to reflect the cumulative effect of the error described above. An adjustment of $1,157,526 was made to the noncash item of unrealized loss on investments to change it to $3,450,236 from the previously reported amount of $2,292,710.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed.  In the second quarter of 2012 we received $50,000 cash that represented services to be provided through August 2013. As of September 30, 2012 we had a deferred revenue balance of $38,000. During the three months ended September 30, 2012 we recognized $12,000 of social media fees.

(2)    Investments

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc. This investment is recorded at our cost of $30,000. SRKP, Inc. is in the process of obtaining their ticker symbol.

The Company’s investments as of September 30, 2012 and December 31, 2011 are summarized below.

			As of September 30, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.350	$597,487	$403,853
Accredited Members Holding Corporation	1,691,713	194,306	0.160	270,674	76,368
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.285	70,194	23,706
WestMountain Index Advisor, Inc.	866,000	866	0.700	606,200	605,334
SRKP, Inc.	200,000	30,000	-	30,000	-
Totals	6,356,114	$466,939		$1,576,200	$1,109,261

			As of December 31, 2011
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/Loss

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$2.99	$5,104,249	$4,910,615
Accredited Members Holding Corporation	1,691,713	194,306	0.38	642,851	448,545
Nexcore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.40	98,518	52,030
WestMountain Index Advisor, Inc.	866,000	866	-	866	-

Totals	6,156,114	$436,939		$5,848,129	$5,411,190

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of September 30, 2012 and December 31, 2011.

No common shares were issued or cancelled during the nine months ended September 30, 2012.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012, and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black Scholes option pricing model. The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the nine months ended September 30, 2012, $13,637 was expensed to the income statement and an accumulative total of $34,156 is included in additional paid-in capital as of September 30, 2012. The remaining $6,882 will be expensed over the remaining vesting period through August 15, 2013.

 The following table presents the activity for common stock options during the nine months ended September 30, 2012:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2011	200,000	$ 0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2012	200,000	$ 0.27

The weighted average remaining life of these 200,000 options as of September 30, 2012 and December 31, 2011 was 2.9 and 3.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of September 30, 2012 and December 31, 2011. The exercisable options have an intrinsic value of $57,000 and $24,000 as of September 30, 2012 and December 31, 2011, respectively.

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.9	100,000	0.27

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

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $9,000 for the nine months ending September 30, 2012 and 2011.  As of September 30, 2012 and December 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $2,000 and $3,300 respectively.

As of September 30, 2012, the Company had a payable to an employee of $1,095. The payable is unsecured, due on demand and bears no interest.

For the nine months ended September 30, 2012 and 2011 the Company recorded management fee revenues of $58,382 and $55,762, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the nine months ended September 30, 2012 and 2011, the Company recorded social media revenue of $67,500 and $0, respectively. All of the $67,500 recorded in 2012 is related party revenue for services performed on behalf of Nexcore Group LP and WestMountain Index Advisor, Inc. The company, Nexcore and Index are under common principal ownership.

As of September 30, 2012 and December 31, 2011, the Company had $36,677 and $34,673, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC. and consulting services for marketing and social media due from Nexcore Group LP.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012 we had revenues of $50,499 compared to $10,929 for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011 we recorded revenues of $132,882 and $55,762 respectively. We recorded $18,499 and $10,929 in related party management fees for the three months ended September 30, 2012 and 2011 respectively. For the nine months ended September 30, 2012 we had related party management fees of $58,382 compared to $55,762 for the nine months ended September 30, 2011. As part of the total revenues for the three and nine months ended September 30, 2012, we recorded a total consulting fees revenue of $32,000 and $74,500, respectively. Only $2,000 and $7,000, respectively, were not from a related party. There were no consulting fees recorded for the three and nine months ended September 30, 2011.

Operating expenses, consisting primarily of selling, general and administrative costs were $77,180 for the three months ended September 30, 2012, compared to $107,896 for the three months ended September 30, 2011.   For the nine months ended September 30, 2012 and 2011, our operating expenses were $247,084 and $173,603 respectively. The increase in operational expenses in 2012 was primarily associated with the hiring of a full-time President and part-time accountant, and change in audit firms. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $16,253 for the three months ended September 30, 2012, compared to a net loss of $77,181 for the three months ended September 30, 2011. We had a net loss of $82,208 for the nine months ended September 30, 2012 compared to a net loss of $110,960 for the nine months ended September 30, 2011.

As of September 30, 2012, we hold seven investment positions. All of the companies are publicly traded.

The table below lists the investments and total shares owned by us as of September 30, 2012.

Company Name	Shares

Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Nexcore Healthcare Capital Corp.	1,645,000
Silver Verde May Mining Co., Inc.	246,294
WestMountain Index Advisor, Inc.	866,000
SRKP, Inc.	200,000

Total Shares	6,356,114

Our seventh position involves Marine Exploration, Inc. As of September 30, 2012, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $47,367.

Net cash used in operating activities were $71,199 for the nine months ended September 30, 2012, compared to net cash used in operating activities of $160,240 for the nine months ended September 30, 2011.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2012, compared to net cash used in investing activities of $54,584 for the nine months ended September 30, 2011.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures carried out under the supervision of our Chief Executive Officer and Chief Financial Officer (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

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

We are generating revenues but are not currently profitable. As of September 30, 2012, we had a cash position of $47,367.   We had certificates of deposit of $11,815. We anticipate that operating costs will be approximately $400,000 for the fiscal year ending December 31, 2012. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of September 30, 2012, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 9, 2012.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)