Form 10-K
period 2012-12-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2013-03-25
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2012

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

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑    No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☑.

As of March 25, 2013, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately$464,993.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive monthly invoices from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2013.

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

As a secondary source of revenue, we raise, invest and manage private equity and direct investment funds for third parties including high net worth individuals and institutions. We earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not focus on any particular industry but look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential. Approximately 91% of the revenues of our clients in fiscal year 2012 came from entities which were under common principal ownership with our majority shareholder.

For the year ended December 31, 2012 and 2011 the Company recorded management fee revenues of $76,754 and $74,607, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2012 and 2011, the Company recorded advisory/consulting revenue of $114,500 and $23,000 respectively. Of the $114,500 and $23,000 recorded advisory/consulting revenue in 2012 and 2011, $97,500 and $18,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group, LP and WestMountain Index Advisors, Inc. The related parties and the Company are under common principal ownership.

            As of December 31, 2012 and 2011, the Company recorded $37,050 and $34,673, respectively, as accounts receivable related party on its balance sheet.  The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount was collected in the following quarter. Additionally in the fourth quarter of 2011, $16,673 represented fourth quarter management fees due from WestMountain Prime, LLC and the remaining $18,000 was due the Company for consulting services provided to Nexcore Group, LP for marketing and social media. Both amounts were collected in the following respective quarter.

Currently, we believe that we have sufficient capital to sustain our business operations through December 31, 2013. We have been profitable in the past, although not in our most recent two fiscal years. If we can return to our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Backlog

At December 31, 2012, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable in the past, we have not been profitable for our two most recent fiscal years.  If we never achieve profitability again, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. However, we have not been profitable in our two most recent fiscal years. We recognize that we must achieve profitability to be viable over the long term. If we never achieve profitability again, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 91% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 91% of the revenues of our clients in fiscal year 2012 came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2012, we had a cash position of $50,257 and an additional $11,817 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We believe that the identification, acquisition and development of appropriate investments are key drivers of our business. Our success depends, in part, on our ability to obtain these investments under favorable terms and conditions and have them increase in value. We cannot assure you that we will be successful in our attempts to find, acquire, and/or develop appropriate investments, will not be challenged by competitors who may put us at a disadvantage. Further, we cannot assure you that others will not independently develop similar or superior programs or investments, which may imperil our profitable.

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

       Of our total outstanding shares as of December 31, 2012, a total of 8,755,652, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2012, there were seventy-one record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009.  The following table sets forth the high and low closing bid prices of our common stock for the period indicated in 2012 and 2011.

	Closing Bid Price
2012	High	Low
First Quarter	$0.60	$0.60
Second Quarter	$0.65	$0.65
Third Quarter	$0.65	$0.65
Fourth Quarter	$0.65	$0.65

	Closing Bid Price
2011	High	Low
First Quarter	$0.27	$0.27
Second Quarter	$0.27	$0.27
Third Quarter	$0.39	$0.39
Fourth Quarter	$0.51	$0.51

On February 7, 2013, the closing bid price of our common stock in the OTC Bulletin Board was $0.51 per share, volume was 5,000 shares, and the number of shares issued and outstanding was 9,517,402.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99% a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years. During the years ended December 31, 2012 and 2011, $14,110 and $20,519, respectively was expensed.  The remaining $6,409 will be expensed over the remaining vesting period.

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

Results of Operations

For the fiscal year ended December 31, 2012 we had revenue of $191,254. In comparison for the fiscal year ended December 31, 2011 we had revenue of $97,607.  In 2012, we recorded consulting fees of $114,500, of which $97,500 were from a related party. We also recorded $76,754 in management fees from a related party. We recorded consulting fees of $23,000 in the fiscal year ended December 31, 2011, of which $18,000 were from a related party, and $74,607 in management fees, also from a related party.

Operating expenses, which consisted solely of general and administrative expenses, were $329,324 and $360,254, respectively for the years ended December 31, 2012 and 2011. Most of the expenses were related to payroll and contract services.

For the year ended December 31, 2012 we had net loss of $99,625.  In comparison for the year ended December 31, 2011 we had net loss of $217,853. The decrease in our loss was as a result of our increase in revenues related to our consulting fees and a small decrease in operating expenses.

As of December 31, 2012, we hold seven investment positions. The table below lists the investments and total shares owned by us as of December 31, 2012.

Company Name	Shares
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Silver Verde May Mining Co., Inc	246,294
WestMountain Index Advisor, Inc.	866,000
Totals	4,511,114

Nonmarketable Securities:
SRKP 16, Inc.	200,000
NexCore Real Estate, LLC	1,645,000
Totals	1,845,000

Our seventh position involves Marine Exploration, Inc.  As of December 31, 2012, we own a total of 175,000,000 common shares, which we have written down to zero value.

During December 2012, NexCore Healthcare Capital Corp. entered into a restructuring whereby we  received 1,645,000 Class B Units of NexCore Real Estate, LLC in exchange for its 1,645,000 common shares of NexCore Healthcare Capital Corp. NexCore Real Estate is a private company. Accordingly, on the date of this restructuring, this investment was deemed to be nonmarketable and the investment was reclassified from investments in marketable securities to investments in nonmarketable securities accounted for under the cost method. The original investment was never deemed to have an active market, therefore, its value represented it original cost basis of $1,645. There was no unrealized gain or loss to account for as part of the reclassification.

During February 2012, we converted its $30,000 convertible note receivable into 200,000 common shares of SKRP 16, Inc. This investment is recorded at our cost of $30,000. SKRP is in the process of obtaining their ticker symbol. As no market exists for the shares, this investment is deemed an investment in nonmarketable securities and is accounted for under the cost method.

Liquidity and Capital Resources.

As of December 31, 2012, we had cash or cash equivalents of $50,257. We also held a certiicate of deposit in the amount of $11,817.

For the fiscal year ended December 31, 2012 net cash used in operating activities was $68,309 compared to net cash used in operating activities for the fiscal year ended December 31, 2011 of $229,093.

For the fiscal year ended December 31, 2012 net cash used in investing activities was $-0- compared to net cash used in investing activities for the fiscal year ended December 31, 2011 of $54,494.   We purchased several investments during 2011.

For the fiscal years ended December 31, 2012 and 2011 net cash flows provided by financing activities were $-0-.

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

Our expenses for 2011 have increased over 2012 as we were paying marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube.

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

Recently Issued Accounting Pronouncements
Management believes there were various other accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

CONSOLIDATED FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

WestMountain Asset Management, Inc.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Asset Management, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Asset Management, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 25, 2013

WestMountain Asset Management, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$50,257	$118,566
Investments in marketable securities	1,630,964	5,848,129
Accounts receivable, related parties	37,050	34,673
Accounts receivable	10,000	5,000
Note receivable, net of allowance for doubtful accounts
of $60,000	-	30,000
Prepaid expenses	2,820	3,953
Deferred tax assets, net	113,037	78,768
Other current assets:
Income tax receivable	-	37,681
Certificates of deposit	11,817	11,811
Total current assets	1,855,945	6,168,581

Property and equipment, net of accumulated depreciation of
$9,447 and $8,201, respectively	26	1,272
Intangible assets, net of accumulated amortization of $24,367
and $19,107, respectively	3,295	8,555
Investments in nonmarketable securities, at cost	31,645	-
Total assets	$1,890,911	$6,178,408

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$28,999	$38,315
Accrued liabilities, related parties	1,000	3,300
Deferred revenue	26,000	-
Total current liabilities	55,999	41,615

Deferred tax liability	443,085	2,005,273
Total liabilities	499,084	2,046,888

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding
Additional paid-in-capital	920,946	906,836
Accumulated deficit	(291,276)	(191,651)
Other comprehensive income, net	752,639	3,406,817
Total shareholders' equity	1,391,827	4,131,520
Total liabilities and shareholders' equity	$1,890,911	$6,178,408

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended
	December 31,
	2012	2011
Revenue:
Advisory/consulting fees, related parties	$97,500	$18,000
Advisory/consulting fees	17,000	5,000
Management fees, related parties	76,754	74,607
Total revenue	191,254	97,607

Operating expenses:
Selling, general and administrative expenses	329,324	360,254
Total operating expenses	329,324	360,254

Loss from operations	(138,070)	(262,647)

Other income/(expense)
Interest income	11	248
Interest expense	-	(24,521)
Realized loss on available for sale marketable securities	-	(810)
Total other income/(expense)	11	(25,083)

Net loss before income taxes	(138,059)	(287,730)

Income tax benefit	(38,434)	(69,877)
Net loss	$(99,625)	$(217,853)
Other comprehensive loss:
Unrealized loss on investments in marketable securities, net of tax	(2,654,178)	(1,606,127)
Comprehensive loss	$(2,753,803)	$(1,823,980)

Basic and diluted net loss per share	$(0.01)	$(0.02)
Basic and diluted weighted average common
shares outstanding	9,517,402	9,292,697

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2012 and 2011

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	Earnings	Comprehensive
	Shares	Value	Shares	Value	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2010	-	$-	9,061,750	$9,062	$362,253	$26,202	$5,012,944	$5,410,461

Common stock issued for conversion of note payable and interest, related party	-	-	455,652	456	524,064	-	-	524,520
Stock-based compensation	-	-	-	-	20,519	-	-	20,519
Unrealized loss on investments	-	-	-	-	-	-	(1,606,127)	(1,606,127)
Net loss	-	-	-	-	-	(217,853)	-	(217,853)

Balance at December 31, 2011	-	$-	9,517,402	$9,518	$906,836	$(191,651)	$3,406,817	$4,131,520

Unrealized loss on investments	-	-	-	-	-	-	(2,654,178)	(2,654,178)
Stock-based compensation	-	-	-	-	14,110	-	-	14,110
Net loss	-	-	-	-	-	(99,625)	-	(99,625)

Balance at December 31, 2012	-	$-	9,517,402	$9,518	$920,946	$(291,276)	$752,639	$1,391,827

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(99,625)	$(217,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,506	8,157
Stock based compensation expense	14,110	20,519
Bad debt expense	-	60,000
Realized loss on disposal of available for sale securities	-	810
Income tax benefit	(38,434)	(69,877)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	1,127	(2,363)
Accounts receivable	(5,000)	(5,000)
Accounts receivable, related parties	(2,377)	(12,256)
Accounts payable and accrued liabilities	(5,997)	48,226
Accounts payable, related parties	(2,300)	3,000
Income tax refund receivable	37,681	(37,681)
Income tax payable	-	(24,775)
Deferred revenue	26,000	-
Net cash used in operating activities	(68,309)	(229,093)

Cash flows from investing activities:
Cash paid for intangible asset	-	(7,230)
Proceeds from the sale of available for sale securities	-	90
Purchases of investments	-	(47,354)
Net cash used in investing activities	-	(54,494)

Net change in cash	(68,309)	(283,587)

Cash and cash equivalents, beginning of period	118,566	402,153

Cash and cash equivalents, end of period	$50,257	$118,566

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$24,705
Interest	$-	$37,178

Non cash investing and financing activities
Unrealized loss on investments in marketable securities	$2,654,178	$1,606,127
Conversion of notes receivable to marketable securities	$30,000	$-
Conversion of related party note and interest to common stock	$-	$524,520

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Asset Management, Inc. (“we”, ”our” or the “Company”) was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

Principles of Consolidation

Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated.

The accompanying consolidated financial statements include the accounts of WestMountain Asset Management, Inc. and the following 100% owned subsidiaries, which were active at December 31, 2012:

       WestMountain Business Consulting, Inc.
       WestMountain Allocation Analytics, Inc.
       WestMountain Valuation Services, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2011, the Company had a three month certificate of deposit in the amount of $12,780. There were no cash equivalents as of December 31, 2012.

Accounts Receivable

Accounts receivable consists of amounts due from the management fees and consulting fees associated with marketing and media consulting. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2012 and 2011, the company did not record any allowance against our accounts receivable balance.

Notes Receivable

Notes receivable consist of secured loans to unrelated third parties and are reported at the outstanding principal balance. As of December 31, 2011 our principal balance was $30,000, net of an allowance of $60,000. In February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc

Allowance for Loss on Note Receivable

The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2012 and 2011, the allowance for loss on note receivable was $60,000.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

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

The Company recognizes revenue for its services generally when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

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

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed. During 2012 we received $50,000 cash that represented a prepayment for advisory/consulting services to be provided through August 2013. As of December 31, 2012, we recognized $24,000 of deferred revenue on the income statement for advisory fees and the remaining balance of $26,000 is recorded as deferred revenue on the balance sheet.

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

The following methods and assumptions were used to estimate the fair value of the Company’s investments in available-for-sale marketable securities:

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2012 and 2011, the Company held available-for-sale securities with an aggregate fair value of $1,630,964 and $5,848,129, respectively.  As of December 31, 2012 and 2011, all of our available-for-sale securities were invested in publically traded equity holdings. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income as of December 31, 2012 and 2011 in the amounts of $2,654,178 and $1,606,127, respectively. (See Note 2 for details of available for sale investments).

 The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2012, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
marketable securities	$ 1,630,964	$ -	$ -	$ 1,630,964

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2011, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Available-for-sale
marketable securities	$ 5,845,618	$ -	$ 2,511	$ 5,848,129

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

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2012 and 2011.

Investments in Marketable and Nonmarketable Securities

The Company reports its investments in marketable securities on the balance sheet as available for sale.  Investments are deemed to be marketable when they are investments in public companies. Some of the investments reflect the original cost of the investment due to low volume of trading of the investment, and other investments reflect the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the financial statements.  Any tax adjustment related to the unrealized gain/loss is reflected as a deferred tax asset or liability on the balance sheet.

Other comprehensive income (OCI) is made up of the unrealized gain/loss amounts related to the available for sale investments of the Company.  The OCI balance is recorded net of tax.

The Company reports its investments in nonmarketable securities on balance sheet using the cost method. Investments are deemed to be nonmarketable when they are investments in private companies. Investments in nonmarketable securities reflect the original cost of the investment

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the financial statements.  Under this method, any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment and recognized as additional income or loss on the Company’s income statement. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of December 31, 2012 and 2011, the Company’s investment in Marine Exploration is zero due to significant losses of the investee.

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

Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the years ended December 31, 2012 and 2011 was -0- shares.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2012 and 2011. However, management does not expect any of these to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)    Investments

Equity Method Investments

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

Investments in Available for Sale Marketable Securities

In January 2011, the Company purchased 113,910 Silver Verde May Mining shares for $0.35 per share. In April 2011, the Company purchased an additional 132,384 shares for $0.05 per share. As of December 31, 2011, the Company determined that an active market for these shares existed and used the market price per share of $0.40 to value these securities. As of December 31, 2012 the market price of $0.18 was used to value these securities.

On December 1, 2011, the Company sold 1,000 shares of its investment in Accredited Members, Inc. for cash of $90. The sale resulted in a realized loss of $810 during the year ended December 31, 2011.

On February 18, 2011, the Company received warrants to purchase 866,000 shares of WestMountain Index Advisor, Inc. common stock as a result of advisory services performed by the Company. As of February 18, 2011, the Company determined that there was no active market for the shares. The value of the warrants on the acquisition date is $0. On August 10, 2011 these warrants were exercised for $866. As of December 31, 2011, the Company determined that there was no active market so the shares were valued at their cost, $866.  As of December 31, 2012, the Company determined there was an active market for these shares, thus the shares are marked to market. As of December 31, 2012 the Company valued the shares at $0.70 per share.

The Company’s investments in available for sale marketable securities as of December 31, 2012 and 2011 are summarized below.

			As of December 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.500	$853,553	$659,919
Accredited Members Holding Corporation	1,691,713	194,306	0.075	126,878	(67,428)
Silver Verde May Mining Co., Inc	246,294	46,488	0.180	44,333	(2,155)
WestMountain Index Advisor, Inc.	866,000	866	0.700	606,200	605,334
Totals	4,511,114	$435,294		$1,630,964	$1,195,670

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

			As of December 31, 2011
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$2.99	$5,104,249	$4,910,615
Accredited Members Holding Corporation	1,691,713	194,306	0.38	642,851	448,545
NexCore Healthcare Capital Corp.	1,645,000	1,645	-	1,645	-
Silver Verde May Mining Co., Inc	246,294	46,488	0.40	98,518	52,030
WestMountain Index Advisor, Inc.	866,000	866	-	866	-
Totals	6,156,114	$436,939		$5,848,129	$5,411,190

Investments in Nonmarketable Securities

During December 2012, NexCore Healthcare Capital Corp. entered into a restructuring whereby the Company received 1,645,000 Class B Units of NexCore Real Estate, LLC in exchange for its 1,645,000 common shares of NexCore Healthcare Capital Corp. NexCore Real Estate is a private company. Accordingly, on the date of this restructuring, this investment was deemed to be nonmarketable and the investment was reclassified from investments in marketable securities to investments in nonmarketable securities accounted for under the cost method. The original investment was never deemed to have an active market, therefore, its value represented it original cost basis of $1,645. There was no unrealized gain or loss to account for as part of the reclassification.

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of SKRP 16, Inc. This investment is recorded at our cost of $30,000. SKRP is in the process of obtaining their ticker symbol. As no market exists for the shares, this investment is deemed an investment in nonmarketable securities and is accounted for under the cost method.

There were no investments in nonmarketable securities as of December 31, 2011. The Company’s investments in nonmarketable securities accounted for under the cost method as of December 31, 2012 are summarized below.

Company Name	Shares	Cost

NexCore Real Estate, LLC	1,645,000	$1,645
SRKP 16, Inc.	200,000	30,000
Totals	1,845,000	$31,645

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

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2013.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2012 and 2011.  As of December 31, 2012 and 2011, the Company had a balance due to Bohemian Companies, LLC of $1,000 and $3,300, respectively.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011 the Company recorded management fee revenues of $76,754 and $74,607, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the years ended December 31, 2012 and 2011, the Company recorded aggregate advisory/consulting revenue of $114,500 and $23,000 respectively. Of the $114,500 and $23,000 recorded advisory/consulting revenue in 2012 and 2011, $97,500 and $18,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Index Advisors, Inc. The related parties and the Company are under common principal ownership.

As of December 31, 2012 and 2011, the Company recorded $37,050 and $34,673, respectively, as accounts receivable related party on the balance sheet.  The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount due was paid off in the following respective quarter. Additionally in 2011, $16,673 represented fourth quarter management fees due from WestMountain Prime, LLC and the remaining $18,000 was due the Company for consulting services provided to Nexcore for marketing and social media. Both amounts were paid off in the following respective quarter.

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

As of December 31, 2012 and 2011, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2012		December 31, 2011
		Market/Cost		Market/Cost
Company Name	Shares	Value	Shares	Value
Marketable Securities:
Accredited Members Holding Corporation	1,691,713	$126,878	1,691,713	$642,851
NexCore Healthcare Capital Corp.	-	-	1,645,000	1,645
WestMountain Index Advisor, Inc.	866,000	606,200	866,000	866
Totals	2,557,713	$733,078	4,202,713	$645,362

Nonmarketable Securities:
NexCore Real Estate, LLC	1,645,000	$1,645	-	$-
Totals	1,645,000	$1,645	-	$-

(4)    Stockholders Equity

Common stock
During the year ended December 31, 2011, the Company issued 455,652 common shares for the conversion of related party debt and interest totaling $524,520.

No common shares were issued or retired during the year ended December 31, 2012.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. 50% of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black-Scholes option pricing model and the following key assumptions: market price of common stock of $0.27, a risk free rate of 0.99%, a volatility of 99.96% and an expected term of 2.375 years using the simplified method. During the years ended December 31, 2012 and 2011, $14,110 and $20,519, respectively was expensed.  The remaining $6,409 will be expensed over the remaining vesting period.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

 The following table presents the activity stock options during the years ended December 31, 2012 and 2011:

Weighted
Average
	Options	Exercise Price
Outstanding - December 31, 2010	-	$-
Granted	200,000	0.27
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2011	200,000	0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	200,000	$0.27

The weighted average remaining life of these 200,000 options as of December 31, 2012 and 2011 was 2.6 and 3.6 years, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2012 and 2011. The exercisable options have an intrinsic value of $57,000 and $24,000 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.6	150,000	0.27

As of December 31, 2011:

Range of	Options Outstanding		Options Exercisable
Exercise Prices	Number	Life	Number	Price
0.27	200,000	3.6	100,000	0.27

(5)    Commitments and Contingencies

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

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

(6)   Income Taxes

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

The provision of income taxes consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011
Current:
Federal	$(4,165)	$(37,751)
State	-	-
Total current	(4,165)	(37,751)

Deferred:
Federal	(32,234)	(22,028)
State	(2,035)	(10,098)
Total deferred	(34,269)	(32,126)

Income tax benefit	$(38,434)	$(69,877)

Deferred tax assets and liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Current
Compensation Accruals	$3,054	$-
Bad debt reserve	15,367	-
Prepaid expenses	(722)	(1,001)
Fixed assets	1,413	2,547
Unrealized losses	13,175	12,670
Stock-based compensation	8,869	5,200
Net operating loss carryforwards	71,881	59,352
Total current deferred tax asset	113,037	78,768

Total deferred tax assets	113,037	78,768
Valuation allowance	-	-
Net deferred tax assets	$113,037	$78,768

Deferred tax liabilities:
Long-term
Accumulated other comprehensive loss	$(443,085)	$(2,005,273)
Total long-term deferred tax liabilities	$(443,085)	$(2,005,273)

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as follows for the years ended December 31, 2012 and 2011:

	2012	2011

U.S. federal income tax benefit at statutory rates	$(30,373)	$(60,529)
Permanent differences	24	31
State income tax benefit, net of federal impact	(2,035)	(10,098)
Other	(6,050)	719
Change in valuation allowance	-	-
Income tax benefit	$(38,434)	$(69,877)

(7)   Subsequent Events

On January 25, 2013, NexCore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $16,450.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2012.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	51	President
Brian L. Klemsz	54	Treasurer, Director
Joni K Troska	53	Secretary

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

Ms. Troska has been the Company’s Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc. (“CPTA”), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009 to September 29, 2010. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Asset Management, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2012.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2013.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2012 and 2011.  As of December 31, 2012 and 2011, the Company had a balance due to Bohemian Companies, LLC of $1,000 and $3,300, respectively.

For the year ended December 31, 2012 and 2011 the Company recorded management fee revenues of $76,754 and $74,607, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the year ended December 31, 2012 and 2011, the Company recorded aggregate advisory consulting revenue of $114,500 and $23,000 respectively. Of the $114,500 and $23,000 recorded advisory/consulting revenue in 2012 and 2011, $97,500 and $18,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Index Advisors, Inc. The related parties and the Company are under common principal ownership.

As of December 31, 2012 and 2011, the Company recorded $37,050 and $34,673, respectively, as accounts receivable related party on the balance sheet.  The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount due was paid off in the following respective quarter. Additionally in 2011, $16,673 represented fourth quarter management fees due from WestMountain Prime, LLC and the remaining $18,000 was due the Company for consulting services provided to Nexcore for marketing and social media. Both amounts were paid off in the following respective quarter.

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

As of December 31, 2012 and 2011, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2012		December 31, 2011
		Market/Cost		Market/Cost
Company Name	Shares	Value	Shares	Value
Marketable Securities:
Accredited Members Holding Corporation	1,691,713	$126,878	1,691,713	$642,851
NexCore Healthcare Capital Corp.	-	-	1,645,000	1,645
WestMountain Index Advisor, Inc.	866,000	606,200	866,000	866
Totals	2,557,713	$733,078	4,202,713	$645,362

Nonmarketable Securities:
NexCore Real Estate, LLC	1,645,000	$1,645	-	$-
Totals	1,645,000	$1,645	-	$-

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $49,500 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $4,000 for the year ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2013.

WESTMOUNTAIN ASSET MANAGEMENT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 25, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director