Form 10-Q
period 2013-03-31
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2013-05-13
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2013

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 30, 2013, was 9,517,402

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$65,989	$50,257
Investments in marketable securities	1,390,636	1,630,964
Accounts receivable, related parties	30,500	37,050
Accounts receivable	14,000	10,000
Prepaid expenses	3,128	2,820
Deferred tax asset, net	114,286	113,037
Other Current Assets:
Certificates of deposit	11,818	11,817
Total current assets	1,630,357	1,855,945

Property and equipment, net of accumulated depreciation of
$9,473 and $9,447, respectively	-	26
Intangible assets, net of accumulated amortization of $25,061
and $24,367, respectively	2,601	3,295
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,664,603	$1,890,911

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$44,683	$28,999
Accrued liabilities, related parties	-	1,000
Deferred revenue	14,000	26,000
Total current liabilities	58,683	55,999

Deferred tax liability	354,030	443,085
Total liabilities	412,713	499,084

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding
Additional paid-in capital	923,476	920,946
Accumulated deficit	(282,470)	(291,276)
Other comprehensive income, net	601,366	752,639
Total shareholders' equity	1,251,890	1,391,827
Total liabilities and shareholders' equity	$1,664,603	$1,890,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Advisory/consulting fees, related parties	$30,750	$18,000
Advisory/consulting fees	30,000	5,000
Management fees, related parties	18,678	21,027
Total revenue	79,428	44,027

Operating expenses:
Selling, general and administrative expenses	84,042	95,748
Total operating expenses	84,042	95,748

Loss from operations	(4,614)	(51,721)

Other income:
Interest income	1	6
Dividend income on nonmarketable securities	16,450	-
Total other income	16,451	6

Net income (loss) before income taxes	11,837	(51,715)

Income tax expense	3,031	-
Net income (loss)	$8,806	$(51,715)

Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	(151,273)	(1,722,231)
Comprehensive loss	$(142,467)	$(1,773,946)

Basic net loss per share	$0.00	$(0.01)
Diluted net loss per share	0.00	(0.01)

Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,597,574	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$8,806	$(51,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720	1,983
Stock based compensation expense	2,530	8,190
Income tax benefit	3,031	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(309)	3,211
Accounts receivable	(4,000)	5,000
Accounts receivable, related parties	6,550	3,817
Accounts payable and accrued liabilities	11,404	184
Accounts payable, related parties	(1,000)	(2,000)
Deferred revenue	(12,000)	-
Net cash used in operating activities	15,732	(31,330)

Net change in cash	15,732	(31,330)
Cash and cash equivalents, beginning of period	50,257	118,566
Cash and cash equivalents, end of period	$65,989	$87,236

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	-	-

Non cash investing and financing activities
Unrealized loss on investments in marketable securities	$151,273	$1,722,231
Conversion of notes receivable to marketable securities	-	30,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

Nature of Organization and Basis of Presentation

WestMountain Asset Management, Inc. (“we”,” our” or the “Company”) was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Asset Management Inc. and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of March 31, 2013, for the three months ended March 31, 2013 and 2012 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2013 and its operating results for the three months ended March 31, 2013 and 2012 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 is not necessarily an indication of operating results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of March 31, 2013 there were no cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2013 and December 31, 2012 respectively, we held available-for-sale marketable securities with an aggregate fair value of $1,390,636 and $1,630,964, respectively.  As of March 31, 2013, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized income and losses, net of tax, in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 in the amounts of $151,273 and $1,722,231, respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2013 and December 31, 2012, were as follows:

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,390,636	$ -	$ -	$ 1,390,636

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
marketable securities	$ 1,630,964	$ -	$ -	$ 1,630,964

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed.  In the second quarter of 2012 we received $50,000 cash that represented services to be provided through August 2013. As of March 31, 2013 we had a deferred revenue balance of $14,000. During the three months ended March 31, 2013 we recognized $12,000 of advisory/consulting fees revenue under this contract.

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of March 31, 2013 and December 31, 2012 are summarized below.

			As of March 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3500	$597,487	$403,853
Accredited Members Holding Corporation	1,691,713	194,306	0.0975	164,942	(29,364)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2300	56,647	10,159
WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc.	866,000	866	0.6600	571,560	570,694
Totals	4,511,114	$435,294		$1,390,636	$955,342

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

			As of December 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.500	$853,553	$659,919
Accredited Members Holding Corporation	1,691,713	194,306	0.075	126,878	(67,428)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.180	44,333	(2,155)
WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc.	866,000	866	0.700	606,200	605,334
Totals	4,511,114	$435,294		$1,630,964	$1,195,670

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of March 31, 2013and December 31, 2012 are summarized below.

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

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of March 31, 2013 and December 31, 2012.

No common shares were issued or cancelled during the three months ended March 31, 2013.

Stock options

On August 15, 2012, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012, and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black Scholes option pricing model. The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the three months ended March 31, 2013, $2,530 was expensed to the income statement. The remaining $3,879 will be expensed over the remaining vesting period through August 15, 2013.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the activity for common stock options during the three months ended March 31, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - March 31, 2013	200,000	$0.27

The weighted average remaining life of these 200,000 options as of March 31, 2013 and December 31, 2012 was 2.4 and 2.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of March 31, 2013 and December 31, 2012. The exercisable options have an intrinsic value of $36,000 and $57,000 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.4	150,000	0.27

As of December 31, 2012:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.6	100,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending March 31, 2013 and 2012.  As of December 31, 2012 the Company had a balance due to Bohemian Companies, LLC of $1,000. As of March 31, 2013, the balance is $-0-.

For the three months ended March 31, 2013 and 2012 the Company recorded management fee revenues of $18,678 and $21,027, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

For the three months ended March 31, 2013 and 2012, the Company recorded aggregate advisory/consulting revenue of $60,750 and $23,000, respectively. Of the $60,750 recorded in 2013, $30,750 is related party revenue for services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc., formerly known as WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc. The company, Nexcore and Index are under common principal ownership. Of the $23,000 recorded in 2012, $18,000 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2013 and December 31, 2012, the Company had $30,500 and $37,050, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC. and consulting services for marketing and social media due from Nexcore Group LP.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of March 31, 2013 and December 31, 2012, no active market existed for these securities and so the company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities have been restricted and cannot be sold for two years.

On January 25, 2013, Nexcore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock. In the first quarter 2013, we received a cash dividend of $16,450 that was recorded as dividend on nonmarketable securities.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the quarters ended March 31, 2013 and 2012. As of March 31, 2013 the Company had no balance due to Bohemian Companies, LLC.

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

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them indefinitely. We have been profitable in the past, including the most recent fiscal quarter. If we can maintain our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 we had revenues of $79,428 compared to $44,027 for the three months ended March 31, 2012.  This represents a 80% increase, or $35,401over the two periods reported. We recorded $18,678 and $21,027 in related party management fees for the three months ended March 31, 2013 and 2012 respectively. As part of the total revenues for the three months ended March 31, 2013 and 2012, we recorded total consulting fees revenue of $60,750 and $23,000, respectively. Of the consulting fee revenue, $30,750 and $18,000, respectively, were from related parties.

Approximately 62% of the revenues of our clients in the first quarter 2013 came from entities which were under common principal ownership with our majority shareholder. This percentage represents a reduction from approximately 89% in the prior year’s fiscal quarter. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $84,042 for the three months ended March 31, 2013, compared to $95,748 for the three months ended March 31, 2012. The decrease in operational expenses in 2013 was primarily associated with contract services and employee options. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

On January 25, 2013, Nexcore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock. In the first quarter 2013, we received a cash dividend of $16,450 that was recorded as dividend income on nonmarketable securities.

We had a net income of $8,806 for the three months ended March 31, 2013, compared to a net loss of $51,715 for the three months ended March 31, 2012. The net income increased by $60,521 between the two periods. Total revenue increased 80% or $35,401, operating expenses decreased 12% or $11,706, dividend income on non marketable securities increased from $0 to $16,450, and income tax expense increased from $0 to $3,031.

As of March 31, 2013, we hold seven investment positions. Three of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Accredited Members Holding Corporation, WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc., formerly known as WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc. Four companies are private. They are Nexcore Healthcare Capital Corp., Silver Verde May Mining Co, Inc., Marine Exploration, and SRKP, Inc.

The table below lists the investments and total shares owned by us as of March 31, 2013.

Company Name	Shares
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107
Accredited Members Holding Corporation	1,691,713
Silver Verde May Mining Co., Inc.	246,294
WestMountain Gold, Inc., formerly WestMountain Index Advisor, Inc.	866,000
Total Shares	4,511,114

Nonmarketable Securities:
SKRP 16, Inc.	200,000
Nexcore Real Estate, LLC	1,645,000
Total Shares	1,845,000
Total	6,356,114

Our seventh position involves Marine Exploration, Inc. As of March 31, 2013, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $65,989 and $11,818 in a certificate of deposit.

Net cash provided by operating activities were $15,732 for the three months ended March 31, 2013, compared to net cash used in operating activities of $31,330 for the three months ended March 31, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15(e) or Rule 240.15d-15(e) of this chapter that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable at our two most recent fiscal years, although we were profitable in our most recent fiscal quarter. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 62% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 62% of the revenues of our clients in the first quarter 2013 came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

We have not been profitable in the last two fiscal years. As of March 31, 2013, we had a cash position of $65,989.   We had a certificate of deposit of $11,818. We anticipate that operating costs will be approximately $400,000 for the fiscal year ending December 31, 2013. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of March 31, 2013, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 13, 2013.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)