Form 10-Q
period 2013-06-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2013-08-09
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2013

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, July 31, 2013, was 9,517,402

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$65,087	$50,257
Investments in marketable securities	1,662,264	1,630,964
Accounts receivable, related parties	24,500	37,050
Accounts receivable	23,500	10,000
Prepaid expenses	3,574	2,820
Deferred tax asset, net	119,354	113,037
Certificates of deposit	-	11,817
Total current assets	1,898,279	1,855,945

Property and equipment, net of accumulated depreciation of	-	26
$9,473 and $9,447, respectively
Intangible assets, net of accumulated amortization of $25,664	1,998	3,295
and $24,367, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,931,922	$1,890,911

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable and accrued liabilities	$25,661	$28,999
Accrued liabilities, related parties	-	1,000
Deferred revenue	-	26,000
Total current liabilities	25,661	55,999
Deferred tax liability	474,438	443,085
Total liabilities	500,099	499,084

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,518	9,518
9,517,402 shares issued and outstanding
Additional paid-in-capital	926,034	920,946
Accumulated deficit	(309,624)	(291,276)
Other comprehensive income, net	805,895	752,639
Total shareholders' equity	1,431,823	1,391,827
Total liabilities and shareholders' equity	$1,931,922	$1,890,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
Advisory/consulting fees, related parties	$30,000	$19,500	$60,000	$37,500
Advisory/consulting fees	28,500	-	59,250	5,000
Management fees, related parties	18,619	18,856	37,298	39,883
Total revenue	77,119	38,356	156,548	82,383

Operating expenses:
Selling, general and administrative expenses	75,861	74,156	159,903	169,904
Total operating expenses	75,861	74,156	159,903	169,904

Income (loss) from operations	1,258	(35,800)	(3,355)	(87,521)

Other income/(expense)
Interest income	1	2	1	8
Dividend income on non marketable securities	-	-	16,450	-
Realized loss on available for sale marketable securities	(37,761)	-	(37,761)	-
Total other income/(expense)	(37,760)	2	(21,310)	8

Net loss before income taxes	(36,502)	(35,798)	(24,665)	(87,513)

Income tax benefit	(9,348)	(21,558)	(6,317)	(21,558)
Net loss	$(27,154)	$(14,240)	$(18,348)	$(65,955)
Other comprehensive loss
Unrealized income (loss) on investments in marketable equity securities, net of tax	204,529	(1,270,448)	53,256	(2,992,679)
Comprehensive income (loss)	$177,375	$(1,284,688)	$34,908	$(3,058,634)

Basic net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(18,348)	$(65,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,323	3,964
Stock based compensation expense	5,088	7,438
Realized loss on available for sale marketable securities	37,761	-
Income tax benefit	(6,317)	(14,090)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	11,063	480
Accounts receivable	(13,500)	5,000
Accounts receivable, related parties	12,550	3,817
Accounts payable and accrued liabilities	(3,338)	(20,653)
Accounts payable, related parties	(1,000)	(2,300)
Income tax refund receivable	-	(7,468)
Deferred revenue	(26,000)	50,000
Net cash used in operating activities	(718)	(39,767)
Cash flows from investing activities:
Proceeds from the sale of available for sale marketable securities	15,548	-
Net cash provided by investing activities	15,548	-

Net change in cash	14,830	(39,767)

Cash and cash equivalents, beginning of period	50,257	118,566
Cash and cash equivalents, end of period	$65,087	$78,799

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$24,705
Interest	$-	$-

Non cash investing and financing activities
Unrealized loss on investments in marketable securities	$53,256	$(2,992,679)
Conversion of notes receivable to marketable securities	$-	$30,000

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

Unaudited Financial Information

The accompanying financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2013 and its operating results for the three and six months ended June 30, 2013 and 2012 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 is not necessarily an indication of operating results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2013 there were no cash equivalents.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2013 and December 31, 2012 respectively, we held available-for-sale marketable securities with an aggregate fair value of $1,662,264 and $1,630,964, respectively.  As of June 30, 2013, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized income and losses, net of tax, in accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 in the amounts of $53,256 and ($2,992,679) respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2013, were as follows:

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,662,264	$ -	$ -	$ 1,662,264

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
marketable securities	$ 1,630,964	$ -	$ -	$ 1,630,964

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed.  In the second quarter of 2012 we received $50,000 cash that represented services to be provided through August 2013. As of June 30, 2013 we had a deferred revenue balance of $-0-. During the three and six months ended June 30, 2013 we recognized $12,000 and $24,000, respectively, of advisory/consulting fees revenue under this contract.

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of June 30, 2013 and December 31, 2012 are summarized below.

			As of June 30, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3000	$512,130	$318,497
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	1,227,584	140,997	0.0250	30,690	(110,308)
Silver Verde May Mining Co., Inc	246,294	46,488	0.1500	36,944	(9,544)
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	1.2500	1,082,500	1,081,634
Totals	4,046,985	$381,985		$1,662,264	$1,280,279

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

			As of December 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.500	$853,553	$659,919
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	1,691,713	194,306	0.075	126,878	(67,428)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.180	44,333	(2,155)
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.700	606,200	605,334
Totals	4,511,114	$435,294		$1,630,964	$1,195,670

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of June 30, 2013 and December 31, 2012 are summarized below.

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

During the month of June 2013, the Company sold 464,129 shares of Hangover Joe’s Holding Corporation, (formerly Accredited Members Holding Corporation). The per share sale prices were in the range of $0.02 and $0.05. The Company recorded a realized loss on the sale of these shares in the amount of $37,761, of which $8,056 was included in Other Comprehensive Income on the Balance Sheet.

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of June 30, 2013 and December 31, 2012.

No common shares were issued or cancelled during the six months ended June 30, 2013.

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

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the six months ended June 30, 2013, $5,088 was expensed to the income statement. The remaining $1,321will be expensed over the remaining vesting period through August 15, 2013.

The following table presents the activity for common stock options during the six months ended June 30, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2013	200,000	$0.27

The weighted average remaining life of these 200,000 options as of June 30, 2013 and December 31, 2012 was 2.2 and 2.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of June 30, 2013 and December 31, 2012. The exercisable options have an intrinsic value of $36,000 and $57,000 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.1	150,000	0.27

As of December 31, 2012:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.6	100,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending June 30, 2013 and 2012.  Total expenses incurred with Bohemian Companies were $6,000 for the six months ending June 30, 2013 and 2012.  As of December 31, 2012 the Company had a balance due to Bohemian Companies, LLC of $1,000. As of June 30, 2013, the balance is $-0-.

For the three months ended June 30, 2013 and 2012, the Company recorded management fee revenues of $18,619 and 18,856, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. For the six months ended June 30, 2013 and 2012 the Company recorded management fee revenues of $37,298 and $39,883, respectively. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds.

WestMountain Asset Management, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For the six months ended June 30, 2013 and 2012, the Company recorded aggregate advisory/consulting revenue of $119,250 and $42,500, respectively. Of the $119,250 recorded in 2013, $60,000 is related party revenue for services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc.The company, Nexcore and Index are under common principal ownership. Of the $42,500 recorded in 2012, $37.500 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of June 30, 2013 and December 31, 2012, the Company had $24,500 and $37,050, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC. and consulting services for marketing and social media due from Nexcore Group LP.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of June 30, 2013 and December 31, 2012, no active market existed for these securities and so the Company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities are restrictive securities.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the quarters ended June 30, 2013 and 2012 and $6,000 for the six months ended June 30, 2013 and 2012. As of June 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2013 and 2012.

For the three months ended June 30, 2013 we had revenues of $77,119 compared to $38,356 for the three months ended June 30, 2012.  This represents a 101% increase, or $38,763 over the two periods reported. We recorded $18,619 and $18,856 in related party management fees for the three months ended June 30, 2013 and 2012 respectively. As part of the total revenues for the three months ended June 30, 2013 and 2012, we recorded total consulting fees revenue of $58,500 and $19,500, respectively. Of the consulting fee revenue, $30,000 and $19,500, respectively, were from related parties.

Approximately 63% of the revenues of our clients in the second quarter ended June 30, 2013 came from entities which were under common principal ownership with our majority shareholder. This percentage represents a reduction from approximately 100% in the prior year’s fiscal quarter. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $75,861 for the three months ended June 30, 2013, compared to $74,156 for the three months ended June 30, 2012.  We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $27,154 for the three months ended June 30, 2013, compared to a net loss of $14,240 for the three months ended June 30, 2012. The net loss increased by $12,914 between the two periods. Total revenue increased 101% or $38,763, operating expenses increased 2% or $1,705, and realized loss on available for sale non marketable securities increased 100% or $37,761. Income tax benefit decreased from $21,558 for the three months ended June 30, 2012 to $9,348 for the three months ended June 30, 2013. This decrease was attributed to the increase in revenue while the operating expenses remained relatively constant and in the three months ended June 30, 2013, the Company recorded the sale of some of its investments in Hangover Joe’s Holding Corporation.

The following discussion involves our results of operations for the six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013 we had revenues of $156,548 compared to $82,383 for the six months ended June 30, 2012.  This represents a 90% increase, or $74,165 over the two periods reported. We recorded $37,298 and $39,883 in related party management fees for the six months ended June 30, 2013 and 2012 respectively. As part of the total revenues for the six months ended June 30, 2013 and 2012, we recorded total consulting fees revenue of $119,250 and $42,500 respectively. Of the consulting fee revenue, $60,000 and $37,500, respectively, were from related parties.

Approximately 62% of the revenues of our clients in the first six months ending June 30, 2013 came from entities which were under common principal ownership with our majority shareholder. This percentage represents a reduction from approximately 94% in the prior year’s fiscal six months. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $159,903 for the six months ended June 30, 2013, compared to $169,904 for the six months ended June 30, 2012. The decrease in operational expenses in 2013 was primarily associated with contract services and employee options. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

On January 25, 2013, Nexcore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of Nexcore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock. In the first quarter 2013, we received a cash dividend of $16,450 that was recorded as dividend income on nonmarketable securities.

During the month of June 2013, the Company sold 464,129 shares of Hangover Joe’s Holding Corporation, (formerly Accredited Members Holding Corporation). The per share sale prices were in the range of $0.02 and $0.05. The Company recorded a realized loss on the sale of these shares in the amount of $37,761, of which $8,056 was included in Other Comprehensive Income on the Balance Sheet.

We had a net loss of $18,348 for the six months ended June 30, 2013, compared to a net loss of $65,955 for the six months ended June 30, 2012. The net loss decreased by $47,607 between the two periods. Total revenue increased 90% or $74,165, operating expenses decreased 6% or $10,001, realizable loss on available for sale on marketable securities increased from $0 to $37,761, dividend income on nonmarketable securities increased from $0 to $16,450, and income tax benefit decreased from $21,558 to $6,317.

As of June 30, 2013, we hold seven investment positions. Four of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Hangover Joe’s Holding Corporation, formerly known as Accredited Members Holding Corporation, WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. and Silver Verde May Mining Co, Inc.  Three companies are private. They are Nexcore Healthcare Capital Corp., Marine Exploration and SRKP, Inc.

The table below lists the investments and total shares owned by us as of June 30, 2013.

Company Name	Shares

Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	1,227,584
Silver Verde May Mining Co., Inc.	246,294
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000
Total Shares	4,046,985

Nonmarketable Securities:
SKRP 16, Inc.	200,000
Nexcore Real Estate, LLC	1,645,000
Total Shares	1,845,000
Total	5,891,985

Our seventh position involves Marine Exploration, Inc. As of June 30, 2013, we own a total of 175,000,000 common shares, which we have written down to zero value.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $65,087.

Net cash used in operating activities were $718 for the six months ended June 30, 2013, compared to net cash used in operating activities of $39,767 for the six months ended June 30, 2012.

Net cash provided by investing activities was $15,548 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012.

Over the next twelve months we do not expect any material capital costs for our operations.

Currently, we believe that we have sufficient capital to implement our business operations and to sustain them at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 63% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 63% of the revenues of our clients in the fiscal quarter ended June 30, 2013 came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

We have not been profitable in the last two fiscal years. As of June 30, 2013, we had a cash position of $65,087. We anticipate that operating costs will be approximately $400,000 for the fiscal year ending December 31, 2013. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of June 30, 2013, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 9, 2013.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)