Form 10-Q
period 2013-09-30
WESTMOUNTAIN ASSET MANAGEMENT INC
filed 2013-10-23
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2013

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, October 18, 2013, was 9,517,402

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Asset Management, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$40,181	$50,257
Investments in marketable securities	1,284,965	1,630,964
Accounts receivable, related parties	30,500	37,050
Accounts receivable	28,783	10,000
Prepaid expenses	3,318	2,820
Deferred tax asset, net	133,377	113,037
Certificates of deposit	-	11,817
Total current assets	1,521,124	1,855,945

Property and equipment, net of accumulated depreciation of	-	26
$9,473 and $9,447, respectively
Intangible assets, net of accumulated amortization of $26,266	1,396	3,295
and $24,367, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,554,165	$1,890,911

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$30,280	$28,999
Accrued liabilities, related parties	-	1,000
Deferred revenue	-	26,000
Total current liabilities	30,280	55,999

Deferred tax liability	347,357	443,085
Total liabilities	377,637	499,084

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	920,946
Accumulated deficit	(350,376)	(291,276)
Other comprehensive income, net	590,031	752,639
Total shareholders' equity	1,176,528	1,391,827
Total liabilities and shareholders' equity	$1,554,165	$1,890,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
Advisory/consulting fees, related parties	$18,000	$30,000	$78,000	$67,500
Advisory/consulting fees	27,700	2,000	86,950	7,000
Management fees, related parties	18,594	18,499	55,892	58,382
Total revenue	64,294	50,499	220,842	132,882

Operating expenses:
Selling, general and administrative expenses	89,301	77,180	249,204	247,084
Total operating expenses	89,301	77,180	249,204	247,084

Loss from operations	(25,007)	(26,681)	(28,362)	(114,202)

Other income/(expense)
Interest income	1	1	2	9
Dividend income on non marketable securities	-	-	16,450	-
Realized loss on available for sale marketable securities	(29,769)	-	(67,530)	-
Total other income/(expense)	(29,768)	1	(51,078)	9

Net loss before income taxes	(54,775)	(26,680)	(79,440)	(114,193)

Income tax benefit	(14,023)	(10,427)	(20,340)	(31,985)
Net loss	$(40,752)	$(16,253)	$(59,100)	$(82,208)

Comprehensive loss
Unrealized loss on investments in marketable
equity securities, net of tax	(215,864)	(1,438,120)	(162,608)	(2,708,568)
Comprehensive loss	$(256,616)	$(1,454,373)	$(221,708)	$(2,790,776)

Basic net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Asset Management, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(59,100)	$(82,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,925	5,689
Stock based compensation expense	6,409	13,637
Realized loss on available for sale marketable securities	67,530	-
Income tax benefit	(20,340)	(28,817)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	11,319	3,208
Accounts receivable	(18,783)	3,000
Accounts receivable, related parties	6,550	(2,004)
Accounts payable and accrued liabilities	1,279	(18,631)
Accounts payable, related parties	(1,000)	95
Income tax refund receivable	-	(3,168)
Deferred revenue	(26,000)	38,000
Net cash used in operating activities	(30,211)	(71,199)

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	20,135	-
Net cash provided by investing activities	20,135	-

Net change in cash	(10,076)	(71,199)
Cash and cash equivalents, beginning of period	50,257	118,566
Cash and cash equivalents, end of period	$40,181	$47,367

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$24,705
Interest	-	-

Non cash investing and financing activities:
Unrealized loss on investments in marketable securities	$162,608	$2,708,568
Conversion of notes receivable to marketable securities	-	30,000

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

Unaudited Financial Information

The accompanying financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2013 and its operating results for the three and nine months ended September 30, 2013 and 2012 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 is not necessarily an indication of operating results to be expected for the year.

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

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2013 and December 31, 2012 respectively, we held available-for-sale marketable securities with an aggregate fair value of $1,284,965 and $1,630,964, respectively.  As of September 30, 2013, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 in the amounts of $162,608 and $2,708,568, respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2013 and December 31, 2012, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,284,965	$ -	$ -	$ 1,284,965

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2012

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
marketable securities	$ 1,630,964	$ -	$ -	$ 1,630,964

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed.  In the second quarter of 2012 we received $50,000 cash that represented services to be provided through August 2013. As of September 30, 2013 and December 31, 2012, we had a deferred revenue balance of $0 and $26,000, respectively. During the nine months ended September 30, 2013 we recognized $26,000 of advisory/consulting fees revenue under this contract.

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of September 30, 2013 and December 31, 2012 are summarized below.

			As of September 30, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.2000	$341,420	$147,787
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	106,641	0.0302	28,040	(78,601)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2010	49,505	3,017
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	1.0000	866,000	865,134
Totals	3,747,864	$347,629		$1,284,965	$937,337

			As of December 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.500	$853,553	$659,919
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	1,691,713	194,306	0.075	126,878	(67,428)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.180	44,333	(2,155)
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.700	606,200	605,334
Totals	4,511,114	$435,294		$1,630,964	$1,195,670

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of September 30, 2013 and December 31, 2012 are summarized below.

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

During the months of June, July and August 2013, the Company sold an aggregate of 763,250 shares of Hangover Joe’s Holding Corporation, (formerly Accredited Members Holding Corporation). The per share sale prices were in the range of $0.01 and $0.05. The Company recorded a realized loss on the sale of these shares in the amount of $67,530, of which $13,248 was included in Other Comprehensive Income on the Balance Sheet.

 (3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of September 30, 2013 and December 31, 2012.

No common shares were issued or cancelled during the nine months ended September 30, 2013.

Stock options

On August 15, 2012, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options became vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012, and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black Scholes option pricing model.

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. During the nine months ended September 30, 2013, $6,409 was expensed to the income statement. During the nine months ended September 30, 2013, $6,409 was expensed. As of September 30, 2013, the full fair value of $41,038 has been expensed.

The following table presents the activity for common stock options during the nine months ended September 30, 2013:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2012	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2013	200,000	$0.27

The weighted average remaining life of these 200,000 options as of September 30, 2013 and December 31, 2012 was 1.9 and 2.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of September 30, 2013 and December 31, 2012. The exercisable options have an intrinsic value of $48,000 and $57,000 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.9	200,000	0.27

As of December 31, 2012:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.6	100,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending September 30, 2013 and 2012.  Total expenses incurred with Bohemian Companies were $9,000 for the nine months ending September 30, 2013 and 2012.  As of December 31, 2012 the Company had a balance due to Bohemian Companies, LLC of $1,000. As of September 30, 2013, the balance is $-0-.

For the three months ended September 30, 2013 and 2012, the Company recorded management fee revenues of $18,594 and $18,499, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. For the nine months ended September 30, 2013 and 2012 the Company recorded management fee revenues of $55,892 and $58,382, respectively. The Company and WestMountain Prime, LLC are under common principal ownership.  The asset management services contract between WestMountain Prime, LLC and the Company was terminated as of September 30, 2013.

Historically, the Company earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. With the termination of the asset management services contract between the Company and WestMountain Prime, LLC, the Company no longer provides asset management services to any clients. Further, the Company has elected not to seek any new asset management services clients in the future but to concentrate solely on providing fee-based consulting services for marketing and media clients.

For the nine months ended September 30, 2013 and 2012, the Company recorded aggregate advisory/consulting revenue of $164,950 and $74,500, respectively. Of the $164,950 recorded in 2013, $78,000 is related party revenue for services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. The company, Nexcore and Index are under common principal ownership. Of the $74,500 recorded in 2012, $67,500 is related party revenue for services performed on behalf of Nexcore Group LP. The company and Nexcore are under common principal ownership.

As of September 30, 2013 and December 31, 2012, the Company had $30,500 and $37,050, respectively, of accounts receivable from related parties. These amounts represent management fees that were due from WestMountain Prime, LLC. and consulting services for marketing and social media due from Nexcore Group LP.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of September 30, 2013 and December 31, 2012, no active market existed for these securities and so the Company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities are restrictive securities.

On January 25, 2013, Nexcore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock. In the first quarter 2013, we received a cash dividend of $16,450 that was recorded as dividend on nonmarketable securities.

(5) Subsequent Event

On October 10, 2013, the Company signed a Marketing/Media Consulting Agreement that is effective October 1, 2013 with Bohemian Asset Management, Inc., a related party due to common ownership. This agreement has an original expiration date of December 31, 2014. We will be paid $20,000 per quarter for general marketing and consulting services, due and payable in advance on the first of each quarter

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

General

We currently operate as a fee-based marketing and media consultant to client companies, which include both public and private entities. Formerly, we also acted as an investment asset manager. Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. We had an asset management services contract between WestMountain Prime, LLC and us, which was terminated as of September 30, 2013. With the termination of the asset management services contract between us and WestMountain Prime, LLC, we no longer provide asset management services to any clients. We have elected not to seek any new asset management services clients in the future but to concentrate solely on providing fee-based consulting services for marketing and media clients.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement expires on December 31, 2013.  Total expenses incurred with Bohemian Companies were $3,000 for the quarters ended September 30, 2013 and 2012 and $9,000 for the nine months ended September 30, 2013 and 2012. As of September 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

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

Results of Operations

The following discussion involves our results of operations for the three months ended September 30, 2013 and 2012.

For the three months ended September 30, 2013 we had revenues of $64,294 compared to $50,499 for the three months ended September 30, 2012.  This represents a 27% increase, or $13,795 over the two periods reported. We recorded $18,594 and $18,499 in related party management fees for the three months ended September 30, 2013 and 2012 respectively. As part of the total revenues for the three months ended September 30, 2013 and 2012, we recorded total consulting fees revenue of $45,700 and $32,000, respectively. Of the consulting fee revenue, $18,000 and $30,000, respectively, were from related parties.

Approximately 57% of the revenues of our clients in the third quarter ended September 30, 2013 came from entities which were under common principal ownership with our majority shareholder. This percentage represents a reduction from approximately 96% in the prior year’s fiscal quarter. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $89,301 for the three months ended September 30, 2013, compared to $77,180 for the three months ended September 30, 2012.  The cost increase of $12,121 over the two periods is related to outside media services. Of the $89,301 costs, approximately 85% are mainly recurring period costs used to run the business.  We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $40,752 for the three months ended September 30, 2013, compared to a net loss of $16,253 for the three months ended September 30, 2012. The net loss increased by $24,499 between the two periods. Total revenue increased 27% or $13,795, operating expenses increased 16% or $12,121, and realized loss on available for sale non marketable securities increased $29,769. Income tax benefit increased to $14,023 for the three months ended September 30, 2013 from $10,427 for the three months ended September 30, 2012.

The following discussion involves our results of operations for the nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013 we had revenues of $220,842 compared to $132,882 for the nine months ended September 30, 2012.  This represents a 66% increase, or $87,960 over the two periods reported. We recorded $55,892 and $58,382 in related party management fees for the nine months ended September 30, 2013 and 2012 respectively. As part of the total revenues for the nine months ended September 30, 2013 and 2012, we recorded total consulting fees revenue of $164,950 and $74,500 respectively. Of the consulting fee revenue, $78,000 and $67,500, respectively, were from related parties.

Approximately 61% of the revenues of our clients in the first nine months ending September 30, 2013 came from entities which were under common principal ownership with our majority shareholder. This percentage represents a reduction from approximately 95% in the prior year’s fiscal six months. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $249,204 for the nine months ended September 30, 2013, compared to $247,084 for the nine months ended September 30, 2012. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

On January 25, 2013, Nexcore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of Nexcore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock. In the first quarter 2013, we received a cash dividend of $16,450 that was recorded as dividend income on nonmarketable securities.

During the months of June, July and August 2013, the Company sold an aggregate of 763,250 shares of Hangover Joe’s Holding Corporation, (formerly Accredited Members Holding Corporation). The per share sale prices were in the range of $0.01 and $0.05. The Company recorded a realized loss on the sale of these shares in the amount of $67,530, of which $13,248 was included in Other Comprehensive Income on the Balance Sheet.

We had a net loss of $59,100 for the nine months ended September 30, 2013, compared to a net loss of $82,208 for the nine months ended September 30, 2012. The net loss decreased by $23,108 between the two periods. Total revenue increased 66% or $87,960, operating expenses increased 1% or $2,120, realizable loss on available for sale on marketable securities increased from $0 to $67,530, dividend income on nonmarketable securities increased from $0 to $16,450, and income tax benefit decreased from $31,985 to $20,340.

As of September 30, 2013, we hold six investment positions. Four of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Hangover Joe’s Holding Corporation, formerly known as Accredited Members Holding Corporation, Silver Verde May Mining Co, Inc., and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. Two companies are private. They are Nexcore Healthcare Capital Corp. and SRKP, Inc.

The table below lists the investments and total shares owned by us as of September 30, 2013.

Company Name	Shares
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463
Silver Verde May Mining Co., Inc.	246,294
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000
Total Shares	3,747,864

Nonmarketable Securities:
SKRP 16, Inc.	200,000
Nexcore Real Estate, LLC	1,645,000
Total Shares	1,845,000
Total	5,592,864

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $40,181.

Net cash used in operating activities were $30,211 for the nine months ended September 30, 2013, compared to net cash used in operating activities of $71,199 for the nine months ended September 30, 2012.

Net cash provided by investing activities was $20,135 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.

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

We have a limited operating history. An investor has no frame of reference to evaluate our future business prospects. This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever becoming profitable and sustaining profitability.

We currently rely upon clients under common principal control of our majority shareholder for approximately 62% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 57% of the revenues of our clients in the fiscal quarter ended September 30, 2013 came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

We have not been profitable in the last two fiscal years. As of September 30, 2013, we had a cash position of $40,181. We anticipate that operating costs will be approximately $350,000 for the fiscal year ending December 31, 2013. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees. . However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

Competition in our industry is intense.

Our business plan involves acting as a fee-based marketing and media consultant to client companies. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

Our success also depends upon our ability to develop relationships with our clients. If we cannot develop sufficient relationships, we may never become profitable.  An investor could lose his entire investment.

We now have one line of business. We operate as a fee-based marketing and media consultant to client companies, which include both public and private entities.  Our success now depends, in large part, on our ability to develop relationships with potential consulting services clients. We have no long-term contracts or other contractual assurances of consulting services. We may never develop sufficient consulting services clients, which would negatively impact our proposed operations. As a result, we may never become profitable or be able to sustain profitability. An investor could lose his entire investment.

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

*    departures of key personnel.

Of our total outstanding shares as of September 30, 2013, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 23, 2013.

WEST MOUNTAIN ASSET MANAGEMENT, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)