Form 10-K
period 2013-12-31
WESTMOUNTAIN Co
filed 2014-03-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53030

WESTMOUNTAIN COMPANY
 (Exact Name of Small Business Issuer as specified in its charter)

WestMountain Asset Management, Inc.
(Previous Name of Small Business Issuer as specified in its charter)

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

As of March 13, 2014, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: based upon the price at which the common equity was last sold ,approximately $300,878.

FORM 10-K

WestMountain Company

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Company,” “we,” “us,” and “our,” refer to WestMountain Company, formerly known as WestMountain Asset Management, Inc, a Colorado corporation, and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We are a fee-based marketing, media and investor relations consultant to public and private companies.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive monthly invoices from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2013. We have extended the agreement to December 31, 2014.

Operations

  We act as a fee-based marketing, media and investor relations consultant to public and private companies. Formerly, we also acted as an investment asset manager. Historically, we earned management fees based on the size of the funds managed, and incentive income based on the performance of the funds. We had an asset management services contract between WestMountain Prime, LLC and us, which was terminated as of September 30, 2013. With the termination of the asset management services contract between us and WestMountain Prime, LLC, we no longer provide asset management services to any clients. We have elected not to seek any new asset management services clients in the future but to concentrate solely on providing fee-based consulting services for marketing and media clients.

As a consultant to both public and private companies, we promote public visibility and market acceptance for our clients. We use a number of techniques to achieve these objectives for our clients, including developing public recognition of their business plans and strategic goals, managing investor relations, and engaging in website development and media production. We also utilize various social media outlets and services to deliver our client’s message.  We are paid fees for our services by our clients under written consulting agreements.

For the year ended December 31, 2013 and 2012 we recorded management fee revenues of $56,629 and $76,754, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. We and WestMountain Prime, LLC are under common principal ownership.

Approximately 62% of the revenues of our clients in fiscal year 2013 came from entities which were under common principal ownership with our majority shareholder. For the years ended December 31, 2013 and 2012, we recorded advisory/consulting revenue of $220,050 and $114,500 respectively. Of the $220,050 and $114,500 recorded advisory/consulting revenue in 2013 and 2012, $116,000 and $97,500 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group, LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. We and the related parties have common affiliates.

            As of December 31, 2013 and 2012, the Company recorded $394,800 and $37,050, respectively, as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. We recorded the distribution as a related accounts receivable. The receivable was collected in January 2014. The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount was collected in the following quarter.

Currently, we believe that we have sufficient capital to sustain our business operations through December 31, 2014. We are profitable for the fiscal year ended December 31, 2013, although we were not profitable in the prior two fiscal years. If we can return to ongoing profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Backlog

At December 31, 2013, we had no backlogs.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for the fiscal year ended December 31, 2013, we were not profitable in the prior two fiscal years.  If we never achieve profitability again, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. We are profitable for the fiscal year ended December 31, 2013, although we were not profitable in the prior two fiscal years. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve profitability again, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 69% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 62% of the revenues of our clients in fiscal year 2013 came from entities which were under common principal ownership with our majority shareholder. This was down from 91% in 2012. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2013, we had a cash position of $57,992. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2013. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

Competition in our industry is intense.

Our business plan involves acting as a fee-based marketing and media consultant to public and private companies. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

We now have one line of business. We operate as a fee-based marketing and media consultant to client companies, which include both public and private entities.  Our success now depends, in large part,  on our  ability  to develop relationships with potential consulting services clients. We have no long-term contracts or other contractual assurances of consulting services. We may never develop sufficient consulting services clients, which would negatively impact our proposed operations. As a result, we may never become profitable or be able to sustain profitability. An investor could lose his or her entire investment.

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

Of our total outstanding shares as of December 31, 2013, a total of 8,755,652, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a monthly lease at the rate of $323 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2013, there were seventy record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009. The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2013 and 2012.

Closing Bid Price
		High	Low
2013
	First Quarter	$ 0.51	$ 0.51
	Second Quarter	$ 0.51	$ 0.51
	Third Quarter	$ 0.51	$ 0.51
	Fourth Quarter	$ 0.33	$ 0.33

Closing Bid Price
		High	Low
2012
	First Quarter	$ 0.60	$ 0.60
	Second Quarter	$ 0.65	$ 0.65
	Third Quarter	$ 0.65	$ 0.65
	Fourth Quarter	$ 0.65	$ 0.65

The common stock has not traded since December 6, 2013. On December 6, 2013, the most recent date that the stock traded, the closing bid price of our common stock in the OTC Bulletin Board was $0.33 per share, volume was 7,500 shares, and the number of shares issued and outstanding was 9,517,402.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options were vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012 and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99% a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years. During the years ended December 31, 2013 and 2012, $6,409 and $14,110, respectively was expensed.  All of the options have been expensed as of December 31, 2013.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

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

Results of Operations

For the fiscal year ended December 31, 2013 we had revenue of $276,679. In comparison for the fiscal year ended December 31, 2012 we had revenue of $191,254.  In 2013, we recorded consulting fees of $220,050, of which $116,000 were from a related party. We also recorded $56,629 in management fees from a related party. We recorded consulting fees of $114,500 in the fiscal year ended December 31, 2012, of which $97,500 were from a related party, and $76,754 in management fees, also from a related party.

Operating expenses, which consisted solely of general and administrative expenses, were $376,100 and $329,324, respectively for the years ended December 31, 2013 and 2012. Most of the expenses were related to payroll and contract services.

For the year ended December 31, 2013 we had net income of $177,274. In comparison for the year ended December 31, 2012 we had net loss of $99,625. The increase in net income was a result of our increase in revenues related to our consulting fees, a small increase in operating expenses and the recording of a Nexcore distribution of $394,800 in Other Income (Expense).

As of December 31, 2013, we hold eight investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of December 31, 2013.

Company Name	Shares	Units
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107	-
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	-
Total Shares or Units	3,747,864	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
NexCore Real Estate LLC (Class B Units)	-	1,645,000
NexCore Healthcare Capital Corp.	1,645,000	-
Total Shares or Units	1,845,000	1,645,000
Total	5,592,864	1,645,000

Our eighth position involves Marine Exploration, Inc. In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 1% ownership in Marine Exploration.

Liquidity and Capital Resources.

As of December 31, 2013, we had cash or cash equivalents of $57,992.

For the fiscal year ended December 31, 2013 net cash used in operating activities was $12,400 compared to net cash used in operating activities for the fiscal year ended December 31, 2012 of $68,309. As of December 31, 2013 we recorded a receivable of $394,800 for a distribution disbursed to record holders of Nexcore Real Estate LLC stock as of December 16, 2013.

For the fiscal year ended December 31, 2013 net cash provided by investing activities was $20,135 compared to net cash provided by investing activities for the fiscal year ended December 31, 2012 of $-0-.   In 2013 we sold 763,250 common stock shares of Hangover Joe’s Holding Corporation. We recorded $20,135 in cash and realized a loss on available for sale of marketable securities of $67,530 on the income statement.

For the fiscal years ended December 31, 2013 and 2012 net cash flows provided by financing activities were $-0-.

Over the next twelve months we do not expect any material our capital costs to develop operations.

Our expenses for 2013 have increased over 2012 as we were paying marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube. Part of the marketing services increase was associated with outside marketing contractors that we used to assist us in meeting client deadlines. In 2013 we increased our payroll expense by recording an additional year-end accrual.

During the fiscal year 2013, NexCore Real Estate LLC completed the recapitalization of a portion of its real estate assets. As a result of the recapitalization, on December 16, 2013 the Board of Directors of Nexcore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.24 per unit cash distribution payable to holders of NexCore Real Estate Class B Units of record on December 20, 2013. On January 6, 2014, we deposited a check in the amount of $394,800 as a result of that distribution.

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

Recently Issued Accounting Pronouncements
Management believes there were various other accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Company

CONSOLIDATED FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WestMountain Company (formerly WestMountain Asset Management, Inc.)
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Company (formerly WestMountain Asset Management, Inc.) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Company (formerly WestMountain Asset Management, Inc.) and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 14, 2014

WestMountain Company (formerly WestMountain Asset Management, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$57,992	$50,257
Investments in marketable securities	1,380,879	1,630,964
Accounts receivable, related parties	394,800	37,050
Accounts receivable	14,783	10,000
Prepaid expenses	3,285	2,820
Deferred tax asset, net	79,569	113,037
Certificates of deposit	-	11,817
Total current assets	1,931,308	1,855,945

Property and equipment, net of accumulated depreciation of	-	26
$9,473 and $9,447, respectively
Intangible assets, net of accumulated amortization of $26,266	793	3,295
and $24,367, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,963,746	$1,890,911

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$74,012	$28,999
Accrued liabilities, related parties	-	1,000
Income tax payable	33,559	-
Deferred revenue	-	26,000
Total current liabilities	107,571	55,999

Deferred tax liability	382,899	443,085
Total liabilities	490,470	499,084

Shareholders' Equity:
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	920,946
Accumulated deficit	(114,002)	(291,276)
Other comprehensive income, net	650,405	752,639
Total shareholders' equity	1,473,276	1,391,827
Total liabilities and shareholders' equity	$1,963,746	$1,890,911

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company (formerly WestMountain Asset Management, Inc.)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	December 31,
	2013	2012

Revenue:
Advisory/consulting fees, related parties	$116,000	$97,500
Advisory/consulting fees	104,050	17,000
Management fees, related parties	56,629	76,754
Total revenue	276,679	191,254

Operating expenses:
Selling, general and administrative expenses	376,100	329,324
Total operating expenses	376,100	329,324

Loss from operations	(99,421)	(138,070)

Other income/(expense)
Interest income	2	11
Dividend income on non marketable securities	16,450	-
Distribution income on non marketable securities	394,800	-
Realized loss on available for sale marketable securities	(67,530)	-
Total other income/(expense)	343,722	11

Net income (loss) before income taxes	244,301	(138,059)

Income tax expense (benefit)	67,027	(38,434)
Net income (loss)	$177,274	$(99,625)

Other comprehensive income (loss)
Unrealized loss on investments in marketable equity securities, net of tax	(102,234)	(2,654,178)
Comprehensive income (loss)	$75,040	$(2,753,803)

Basic net income (loss) per share	$0.02	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)
Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,611,520	9,517,402

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company (formerly WestMountain Asset Management, Inc.)
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2013 and 2012
							Accumulated
	Preferred Stock		Common Stock		Additional		Other
		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2011	-	$-	9,517,402	$9,518	$906,836	$(191,651)	$3,406,817	$4,131,520

Unrealized loss on investments	-	-	-	-	-	-	(2,654,178)	(2,654,178)

Stock-based compensation	-	-	-	-	14,110	-	-	14,110

Net loss	-	-	-	-	-	(99,625)	-	(99,625)

Balance at December 31, 2012	-	-	9,517,402	9,518	920,946	(291,276)	752,639	1,391,827

Unrealized loss on investments	-	-	-	-	-	-	(102,234)	(102,234)

Stock-based compensation	-	-	-	-	6,409	-	-	6,409

Net income	-	-	-	-	-	177,274	-	177,274

Balance at December 31, 2013	-	$-	9,517,402	$9,518	$927,355	$(114,002)	$650,405	$1,473,276

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company (formerly WestMountain Asset Management, Inc.)
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$177,274	$(99,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,528	6,506
Stock-based compensation expense	6,409	14,110
Realized loss on available for sale marketable securities	67,530	-
Deferred income tax expense (benefit)	33,468	(38,434)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	11,352	1,127
Accounts receivable	(4,783)	(5,000)
Accounts receivable, related parties	(357,750)	(2,377)
Accounts payable and accrued liabilities	45,013	(5,997)
Accounts payable, related parties	(1,000)	(2,300)
Income tax refund receivable	-	37,681
Income tax payable	33,559	-
Deferred revenue	(26,000)	26,000
Net cash used in operating activities	(12,400)	(68,309)

Cash flows from investing activities:
Proceeds from the sale of available for sale securities	20,135	-
Net cash provided by investing activities	20,135	-

Net change in cash and cash equivalents	7,735	(68,309)
Cash and cash equivalents, beginning of period	50,257	118,566
Cash and cash equivalents, end of period	$57,992	$50,257

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$102,234	$2,654,178
Conversion of notes receivable to marketable securities	-	30,000

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company (formerly WestMountain Asset Management, Inc.)
Notes to Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company (“we”, ”our” or the “Company”), formerly known as WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

As a consultant to both public and private companies, we promote public visibility and market acceptance for our clients. We use a number of techniques to achieve these objectives for our clients, including developing public recognition of their business plans and strategic goals, managing investor relations, and engaging in website development and media production. We also utilize various social media outlets and services to deliver our client’s message. We are paid fees for our services by our clients under written consulting agreements.

Principles of Consolidation

Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated.

The accompanying consolidated financial statements include the accounts of WestMountain Company and the following 100% owned subsidiaries, which were active at December 31, 2013:

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2013.

Accounts Receivable

Accounts receivable consists of amounts due from the management fees, consulting fees associated with marketing and media consulting and dividends due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2013 and 2012, the company did not record any allowance against our accounts receivable balance.

Notes Receivable

Notes receivable consist of secured loans to unrelated third parties and are reported at the outstanding principal balance. As of December 31, 2011, the principal balance was $30,000, net of an allowance of $60,000. In February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc. (see Note 2). As of December 31, 2013 our net note receivable balance was $-0-. Our principal balance is $60,000, with a full allowance against the principal of $60,000.

Allowance for Loss on Note Receivable

The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2013 and 2012, the allowance for loss on note receivable was $60,000.

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

Deferred Revenue

The Company recognizes deferred revenue on a straight line basis over the period for which the services are performed. During 2012 we received $50,000 cash that represented a prepayment for advisory/consulting services to be provided through August 2013. In 2012 we recognized $24,000 of the $50,000 on the income statement for advisory fees. The remaining $26,000 was recognized as advisory fees on the Statements of Operations and Comprehensive Income (Loss) in 2013.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2013 and 2012, the Company held available-for-sale securities with an aggregate fair value of $1,380,879 and $1,630,964, respectively.  As of December 31, 2013 and 2012, all of our available-for-sale securities were invested in publically traded equity holdings. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income as of December 31, 2013 and 2012 in the amounts of $102,234 and $2,654,178, respectively. (See Note 2 for details of available for sale investments).

 The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2013, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,380,879	$ -	$ -	$ 1,380,879

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2013 and 2012.

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

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the financial statements.  Under this method, any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment and recognized as additional income or loss on the Company’s income statement. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of December 31, 2013 and 2012, the Company’s investment in Marine Exploration is zero due to significant losses of the investee.

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

Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the years ended December 31, 2013 and 2012 was 94,118 and -0- shares, respectively.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2013 and 2012. However, management does not expect any of these to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(2)    Investments

Equity Method Investments

In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 1% ownership in Marine Exploration.

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of December 31, 2013 and 2012 are summarized below.

			As of December 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3837	$655,016	$461,382
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	106,641	0.0173	16,061	(90,580)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2800	68,962	22,474
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.7400	640,840	639,974
Totals	3,747,864	$347,629		$1,380,879	$1,033,250

			As of December 31, 2012
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.500	$853,553	$659,919
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	1,691,713	194,306	0.075	126,878	(67,428)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.180	44,333	(2,155)
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.700	606,200	605,334
Totals	4,511,114	$435,294		$1,630,964	$1,195,670

Investments in Nonmarketable Securities

During December 2012, NexCore Healthcare Capital Corp. entered into a restructuring whereby the Company received a stock dividend consisting of 1,645,000 Class B Units of NexCore Real Estate, LLC. NexCore Real Estate is a private company with no market for its stock. The stock dividend received in NexCore Real Estate was recorded at its cost basis which was $0. The investment in NexCore Healthcare is deemed to be nonmarketable because there is no active market for its stock. The investment in NexCore Healthcare is recorded at its original cost basis of $1,645.

During February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of SKRP 16, Inc. This investment is recorded at our cost of $30,000. SKRP is in the process of obtaining their ticker symbol. As no market exists for the shares, this investment is deemed an investment in nonmarketable securities and is accounted for under the cost method.

The Company’s investments in nonmarketable securities accounted for under the cost method as of December 31, 2013 are summarized below.

Nonmarketable Securities:	Shares	Units	Cost
SKRP 16, Inc.	200,000	-	30,000
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-
NexCore Healthcare Capital Corp.	1,645,000	-	1,645
Total Shares or Units	1,845,000	1,645,000	31,645
Total	5,592,864	1,645,000	379,274

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

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2014.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2013 and 2012.  As of December 31, 2013 and 2012, the Company had a balance due to Bohemian Companies, LLC of $-0- and $1,000, respectively.

For the years ended December 31, 2013 and 2012 the Company recorded management fee revenues of $56,629 and $76,754, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds. This agreement was terminated during September 2013.

For the year ended December 31, 2013 and 2012, the Company recorded aggregate advisory/consulting revenue of $220,050 and $114,500 respectively. Of the $220,050 and $114,500 recorded advisory/consulting revenue in 2013 and 2012, $116,000 and $97,500 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. The related parties and the Company have common affiliates.

As of December 31, 2013 and 2012, the Company recorded $394,800 and $37,050, respectively, as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. We recorded the distribution as related party accounts receivable. The receivable was collected in January 2014. The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount was collected in the following quarter.

In 2013, NexCore Real Estate completed the recapitalization of a portion of its real estate assets. As a result of the recapitalization, on December 16, 2013 the Board of Directors of Nexcore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.24 per unit cash dividend payable to holders of NexCore Real Estate Class B Units of record on December 20, 2013. On January 6, 2014, we deposited a check in the amount of $394,800 as a result of that dividend. NexCore Healthcare Capital Corp. also declared a cash dividend during 2013 for which the Company received $16,450.

As of December 31, 2013 and 2012, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2013			December 31, 2012
			Market/Cost		Market/Cost
Company Name	Shares	Units	Value	Shares	Value
Marketable Securities:
Hangover Joe's Holding Corporation (formerly
Accredited Members Holding Corporation)	928,463	-	$16,061	1,691,713	$126,878
WestMountain Index Advisor, Inc.	866,000	-	640,840	866,000	606,200
Totals	1,794,463	-	$656,901	2,557,713	$733,078

Nonmarketable Securities:
Nexcore Real Estate LLC Class B Units	-	1,645,000	$-	-	$-
NexCore Healthcare Capital Corp.	1,645,000	-	1,645	1,645,000	1,645
Totals	1,645,000	1,645,000	$1,645	1,645,000	$1,645

(4)    Stockholders Equity

Common stock

No common shares were issued or retired during the years ended December 31, 2013 and 2012.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. 50% of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black-Scholes option pricing model and the following key assumptions: market price of common stock of $0.27, a risk free rate of 0.99%, a volatility of 99.96% and an expected term of 2.375 years using the simplified method. During the years ended December 31, 2013 and 2012, $6,409 and $14,110, respectively was expensed.

 The following table presents the activity stock options during the years ended December 31, 2013 and 2012:

Weighted
Average
	Options	Exercise Price
Outstanding - December 31, 2011	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2013	200,000	$0.27

The weighted average remaining life of these 200,000 options as of December 31, 2013 and 2012 was 1.6 and 2.6 years, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2013 and 2012. The exercisable options have an intrinsic value of $12,000 and $24,000 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.6	200,000	0.27

As of December 31, 2012:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	2.6	100,000	0.27

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

The provision of income taxes consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Current:
Federal	$31,976	$(4,165)
State	1,583	-
Total current	33,559	(4,165)
Deferred:
Federal	25,883	(32,234)
State	7,585	(2,035)
Total deferred	33,468	(34,269)

Income tax expense (benefit)	$67,027	$(38,434)

Deferred tax assets and liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Current
Compensation Accruals	$13,229	$3,054
Investments in Flow Through Entities	26,512	-
Bad Debt Reserve	15,367	15,367
Prepaid Expenses	(842)	(722)
Fixed Assets	1,618	1,413
Unrealized Losses	13,175	13,175
Interest Payable - Related Party	-	-
Other	-	-
Equity / Option Compensation	10,510	8,869
Net operating loss carryforwards	-	71,881
Total current deferred tax asset	79,569	113,037
Long-term
Net operating loss carryforwards	-	-
Accumulated OCI	(382,899)	(443,085)
Other Liabilities	-	-
Total long-term deferred tax asset net	(382,899)	(443,085)

Total deferred tax assets	(303,330)	(330,048)
Valuation allowance	-	-
Net deferred tax assets	$(303,330)	$(330,048)

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as follows for the years ended December 31, 2013 and 2012:

	2013	2012

U.S. federal income tax expense\(benefit) at statutory rates	53,699	(30,373)
Permanent differences	19	24
State income tax expense\(benefit), net of federal impact	8,820	(2,035)
Other	4,490	(6,050)
Change in valuation allowance	-	-
	67,027	(38,434)

(7)   Subsequent Events

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	52	President
Brian L. Klemsz	55	Treasurer, Director
Joni K Troska	54	Secretary

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2013.

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
(three persons)
______________

    All ownership is beneficial and of record, unless indicated otherwise.
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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices monthly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2014.  Total expenses incurred with Bohemian Companies were $12,000 for the years ending December 31, 2013 and 2012.  As of December 31, 2013 and 2012, the Company had a balance due to Bohemian Companies, LLC of $-0- and $1,000, respectively.

For the years ended December 31, 2013 and 2012 the Company recorded management fee revenues of $56,629 and $76,754, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds. The agreement was terminated in September 2013.

For the year ended December 31, 2013 and 2012, the Company recorded aggregate advisory/consulting revenue of $220,050 and $114,500 respectively. Of the $220,050 and $114,500 recorded advisory/consulting revenue in 2013 and 2012, $116,000 and $97,500 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. The related parties and the Company have common affiliates.

As of December 31, 2013 and 2012, the Company recorded $394,800 and $37,050, respectively, as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. We recorded the distribution as a related accounts receivable. The receivable was collected in January 2014. The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount was collected in the following quarter.

During the fiscal year 2013, the Company recorded a cash dividend from NexCore Healthcare Capital Partners and a cash distribution from NexCore Real Estate, LLC. On January 25, 2013, Nexcore Healthcare declared a $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. In addition, NexCore Real Estate recently completed the recapitalization of a portion of its real estate assets. As a result of the recapitalization, on December 16, 2013 the Board of Directors of Nexcore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.24 per unit cash distribution payable to holders of NexCore Real Estate Class B Units of record on December 20, 2013. On January 6, 2014, we deposited a check in the amount of $394,800 as a result of that distribution.

As of December 31, 2013 and 2012, the Company recorded $394,800 and $37,050, respectively, as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. We recorded the distribution as a related accounts receivable. The receivable was collected in January 2014. The 2012 amount represents third and fourth quarter management fees that were due from WestMountain Prime, LLC. The total amount was collected in the following quarter.

As of December 31, 2013 and 2012, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2013			December 31, 2012
			Market/Cost		Market/Cost
Company Name	Shares	Units	Value	Shares	Value
Marketable Securities:
Hangover Joe's Holding Corporation (formerly
Accredited Members Holding Corporation)	928,463	-	$16,061	1,691,713	$126,878
WestMountain Index Advisor, Inc.	866,000	-	640,840	866,000	606,200
Totals	1,794,463	-	$656,901	2,557,713	$733,078

Nonmarketable Securities:
Nexcore Real Estate LLC Class B Units	-	1,645,000	$-	-	$-
NexCore Healthcare Capital Corp.	1,645,000	-	1,645	1,645,000	1,645
Totals	1,645,000	1,645,000	$1,645	1,645,000	$1,645

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $29,500 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $49,500 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amendment to Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
         *** Previously filed under cover of Form 8K, February 27, 2014

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2014.

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

Date: March 14, 2014	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director