Form 10-Q
period 2014-03-31
WESTMOUNTAIN Co
filed 2014-05-13
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53030

WESTMOUNTAIN COMPANY
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315305
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

181 W Boardwalk, Suite 202
Fort Collins, Colorado	80525
(Address of principal executive offices)	(zip code)

(970) 223-4499
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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 7, 2014, was 9,517,402.

FORM 10-Q
WestMountain Company

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Company “we,” “us,” and “our,” refer to WestMountain Company, a Colorado corporation, formerly known as WestMountain Asset Management, Inc., and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$483,879	$57,992
Investments in marketable securities	1,386,155	1,380,879
Accounts receivable, related parties	16,450	394,800
Accounts receivable	9,983	14,783
Income tax receivable	8,441	-
Prepaid expenses	4,960	3,285
Deferred tax asset, net	79,650	79,569
Total current assets	1,989,518	1,931,308

Property and equipment, net of accumulated depreciation of	-	-
$9,473 and $9,473, respectively
Intangible assets, net of accumulated amortization of $26,868	191	793
and $26,266, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$2,021,354	$1,963,746

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$28,588	$74,012
Income tax payable	-	33,559
Total current liabilities	28,588	107,571

Deferred tax liability	384,802	382,899
Total liabilities	413,390	490,470

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Retained earnings (accumulated deficit)	17,365	(114,002)
Other comprehensive income, net	653,726	650,405
Total shareholders' equity	1,607,964	1,473,276
Total liabilities and shareholders' equity	$2,021,354	$1,963,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2014	2013

Revenue:
Advisory/consulting fees, related parties	$38,000	$30,750
Advisory/consulting fees	12,600	30,000
Management fees, related parties	-	18,678
Total revenue	50,600	79,428

Operating expenses:
Selling, general and administrative expenses	100,264	84,042
Total operating expenses	100,264	84,042

Loss from operations	(49,664)	(4,614)

Other income/(expense)
Interest income	-	1
Dividend income on non marketable securities	180,950	-
Realized income on available for sale marketable securities	-	16,450
Total other income/(expense)	180,950	16,451

Net income before income taxes	131,286	11,837

Income tax expense (benefit)	(81)	3,031
Net income	$131,367	$8,806

Comprehensive income (loss)
Unrealized gain (loss) on investments in marketable
equity securities, net of tax	3,321	(151,273)
Comprehensive income (loss)	$134,688	$(142,467)
Basic net income (loss) per share	$0.01	$(0.00)
Diluted net income (loss) per share	$0.01	$(0.00)
Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,601,985	9,597,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$131,367	$8,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	602	702
Stock based compensation expense	-	2,530
Income tax (benefit) expense	(81)	3,031
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(1,675)	(309)
Accounts receivable	4,800	(4,000)
Accounts receivable, related parties	378,350	6,550
Income tax receivable	(8,441)	-
Accounts payable and accrued liabilities	(78,983)	11,404
Accounts payable, related parties	-	(1,000)
Deferred revenue	-	(12,000)
Net cash provided by operating activities	425,939	15,732

Cash flows from investing activities:
Purchases of investments	(52)	-
Net cash used in investing activities	(52)	-

Net change in cash and cash equivalents	425,887	15,732
Cash and cash equivalents, beginning of period	57,992	50,257
Cash and cash equivalents, end of period	$483,879	$65,989

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$42,000	$-
Interest	$-	$-

Non cash investing and financing activities:
Unrealized (income) loss on investments in marketable securities	$(3,321)	$151,273
Conversion of notes receivable to marketable securities	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Notes to Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company, formerly known as WestMountain Asset Management, Inc. ,(“we”,” our” or the “Company”) was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Company and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at March 31, 2014 and its operating results for the three months ended March 31, 2014 and 2013 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 is not necessarily an indication of operating results to be expected for the year.

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

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2014 and December 31, 2013 respectively, we held available-for-sale marketable securities with an aggregate fair value of $1,386,155 and $1,380,879 respectively.  As of March 31, 2014, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 in the amounts of $3,321 and ($151,273), respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2014 and December 31, 2013, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$ 1,386,155	$ -	$ -	$ 1,386,155

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,380,879	$ -	$ -	$ 1,380,879

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of March 31, 2014 and December 31, 2013 are summarized below.

			As of March 31, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.282	$481,061	$287,427
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	106,641	0.028	26,276	(80,367)
Silver Verde May Mining Co., Inc	246,294	46,488	0.400	98,518	52,029
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	918	0.850	780,300	779,434
Totals	3,799,864	$347,681		$1,386,155	$1,038,523

			As of December 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3837	$655,016	$461,382
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	106,641	0.0173	16,061	(90,580)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2800	68,962	22,474
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.7400	640,840	639,974
Totals	3,747,864	$347,629		$1,380,879	$1,033,250

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of March 31, 2014 and December 31, 2013 are summarized below.

Company Name	Shares	Units	Cost
Nexcore Healthcare Capital Corp.	1,645,000	-	$1,645
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-
SRKP 16, Inc.	200,000	-	30,000
Totals	1,845,000	1,645,000	$31,645

As of March 31, 2014 and December 31, 2013, the Company recorded $16,450 and $394,800, respectively, as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. We recorded the distribution as related party accounts receivable. The receivable was collected in January 2014.

On January 25, 2013, NexCore Real Estate, LLC declared $0.01 per share cash dividend payable on February 18, 2013 to holders of NexCore common stock of record on February 4, 2013. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $16,450 in May 2014.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of March 31, 2014 and December 31, 2013.

No common shares were issued or cancelled during the three months ended March 31, 2014.

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

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. As of March 31, 2014, the full fair value of $41,038 has been expensed.

The following table presents the activity for common stock options during the three months ended March 31, 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	200,000	$ 0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - March 31, 2014	200,000	$ 0.27

The weighted average remaining life of these 200,000 options as of March 31, 2014 and December 31, 2013 was 1.4 and 1.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of March 31, 2014 and December 31, 2013. The exercisable options have an intrinsic value of $96,000 and $12,000 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.4	200,000	0.27

As of December 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.6	200,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $3,000 for the three months ending March 31, 2014 and 2013. As of March 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended March 31, 2014 and 2013, the Company recorded management fee revenues of $-0- and $18,678, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The asset management services contract between WestMountain Prime, LLC and the Company was terminated as of September 30, 2013.

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

For the three months ended March 31, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $50,600 and $60,750, respectively. Of the $50,600 recorded in 2014, $38,000 is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc.  The Company, Nexcore and Bohemian are under common principal ownership. Of the $60,750 recorded in 2013, $30,750 is related party revenue for services performed on behalf of Nexcore Group LP and WestMountain Gold Inc. The Company, Nexcore and WestMountain Gold, Inc. are under common principal ownership.

On October 10, 2013, the Company signed a Marketing/Media Consulting Agreement that was effective October 1, 2013 with Bohemian Asset Management, Inc., a related party due to common ownership. This agreement has an original expiration date of December 31, 2014. We will be paid $20,000 per quarter for general marketing and consulting services, due and payable in advance on the first of each quarter.

As of March 31, 2014 and December 31, 2013, the Company had $16,450 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2014.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of March 31, 2014 and December 31, 2013, no active market existed for these securities and so the Company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities are restrictive securities.

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

As of March 31, 2014 and December 31, 2013, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership.

	March 31, 2014			December 31, 2013
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value

Marketable Securities:
Hangover Joe's Holding Corporation (formerly
Accredited Members Holding Corporation)	928,463	-	$ 26,276	928,463	-	$ 16,061
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	-	780,300	866,000	-	640,840
Total Shares or Units	1,846,463	-	$ 806,576	1,794,463	-	$ 656,901

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$ -	-	1,645,000	$ -
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
Totals Shares or Units	1,645,000	1,645,000	$ 1,645	1,645,000	1,645,000	$ 1,645

(5) Subsequent Event

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  Our phone number is 970-223-4499.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 we had revenues of $50,600 compared to $79,428 for the three months ended March 31, 2013.  This represents a 36% decrease, or $28,828 over the two periods reported. We recorded $-0- and $18,678 in related party management fees for the three months ended March 31, 2014 and 2013 respectively. As part of the total revenues for the three months ended March 31, 2014 and 2013, we recorded total consulting fees revenue of $50,600 and $60,750, respectively. Of the consulting fee revenue, $38,000 and $30,750, respectively, were from related parties.

Approximately 75% of the revenues of our clients in the first quarter ended March 31, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from approximately 62% in the prior year’s fiscal quarter. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $100,264 for the three months ended March 31, 2014, compared to $84,042 for the three months ended March 31, 2013.  The cost increase of $16,222 over the two periods is related to salaries and benefits of our employees. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had net income of $131,367 for the three months ended March 31, 2014, compared to net income of $8,806 for the three months ended March 31, 2013. The net income increased by $122,561 between the two periods mainly due to a dividend received from a related party investment. Total revenue decreased 36% or $28,828, operating expenses increased 20% or $16,222, and dividend income on non marketable securities increased $180,950 or 100%. Income tax expense decreased to ($81) for the three months ended March 31, 2014 from $3,031 for the three months ended March 31, 2013.

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

As of March 31, 2014, we hold eight investment positions. Four of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Hangover Joe’s Holding Corporation, formerly known as Accredited Members Holding Corporation, Silver Verde May Mining Co, Inc., and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. Three companies are private. They are Nexcore Healthcare Capital Corp., Nexcore Real Estate, LLC, and SRKP, Inc.

The table below lists the investments and total shares owned by us as of March 31, 2014.

Company Name	Shares	Units
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107	-
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	-
Total Shares or Units	3,799,864	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Healthcare Capital Corp.	-	1,645,000
Nexcore Real Estate LLC	1,645,000	-
Total Shares or Units	1,845,000	1,645,000
Total	5,644,864	1,645,000

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $483,879.

Net cash provided by operating activities were $425,939 for the three months ended March 31, 2014, compared to net cash provided by operating activities of $15,732 for the three months ended March 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had $16,450 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2014 and 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable in 2013 was collected in January 2014 and the receivable in 2014 was collected in May 2014.

Net cash used by investing activities was $52 for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013. The Company converted its 52,000 warrants into shares, in the first quarter of 2014 in the amount of $52.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 75% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 75% of the revenues of our clients in the first quarter ended March 31, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from approximately 62% in the prior year’s fiscal quarter. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

We have been profitable in the last two quarters. As of March 31, 2014, we had a cash position of $483,879. We anticipate that operating costs will be approximately $350,000 for the fiscal year ending December 31, 2014. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of  March 31, 2014, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special shareholders meeting by consent in the first quarter of our fiscal year. A total of 8,805,652 shares out of an aggregate of 9,517,402 shares eligible to vote at a meeting of stockholders, representing approximately 92.52%, voted for the following actions, with no negative votes or abstensions:

1.           The reelection of the sole member to our Board of Directors, to hold office until the next Annual Meeting and until his successor is elected and qualified;

2.           The amendment of the Articles of Incorporation to change our name to “WestMountain Company,” or a derivation thereof; and

3.           The approval and ratification of MaloneBailey, LLP as our independent auditors for the fiscal year ending December 31, 2014;

ITEM 5.  OTHER INFORMATION

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  Our phone number has also changed and is 970-223-4499.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 13, 2014.

WESTMOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)