Form 10-Q
period 2014-06-30
WESTMOUNTAIN Co
filed 2014-08-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2014

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, July 31, 2014, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$459,811	$57,992
Investments in marketable securities	1,086,948	1,380,879
Accounts receivable, related parties	6,000	394,800
Accounts receivable	8,368	14,783
Income tax receivable	8,441	-
Prepaid expenses	1,278	3,285
Deferred tax asset, net	88,066	79,569
Total current assets	1,658,912	1,931,308

Property and equipment, net of accumulated depreciation of	-	-
$9,473 and $9,473, respectively
Intangible assets, net of accumulated amortization of $27,662	-	793
and $26,869, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,690,557	$1,963,746

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$30,956	$74,012
Income tax payable	-	33,559
Total current liabilities	30,956	107,571

Deferred tax liability	277,648	382,899
Total liabilities	308,604	490,470

Shareholders' Equity:
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated deficit	(23,484)	(114,002)
Other comprehensive income, net	468,564	650,405
Total shareholders' equity	1,381,953	1,473,276
Total liabilities and shareholders' equity	$1,690,557	$1,963,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Advisory/consulting fees, related parties	$38,000	$30,000	$76,000	$60,000
Advisory/consulting fees	6,600	28,500	19,200	59,250
Management fees, related parties	-	18,619	-	37,298
Total revenue	44,600	77,119	95,200	156,548

Operating expenses:
Selling, general and administrative expenses	89,335	75,861	189,599	159,903
Total operating expenses	89,335	75,861	189,599	159,903

(Loss) income from operations	(44,735)	1,258	(94,399)	(3,355)

Other income/(expense)
Interest income	-	1	-	1
Dividend income on non marketable securities	1,425	-	182,375	16,450
Realized loss on available for sale marketable securities	(5,955)	(37,761)	(5,955)	(37,761)
Total other income/(expense)	(4,530)	(37,760)	176,420	(21,310)

Net (loss) income before income taxes	(49,265)	(36,502)	82,021	(24,665)

Income tax benefit	(8,416)	(9,348)	(8,497)	(6,317)
Net (loss) income	$(40,849)	$(27,154)	$90,518	$(18,348)

Comprehensive (loss) income
Unrealized (loss) income on investments in marketable equity securities, net of tax	(185,162)	204,529	(181,841)	53,256
Comprehensive income (loss)	$(226,011)	$177,375	$(91,323)	$34,908

Basic net (loss) income per share	$(0.00)	$(0.00)	$0.01	$(0.00)
Diluted net (loss) income per share	$(0.00)	$(0.00)	$0.01	$(0.00)
Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$90,518	$(18,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	793	1,323
Stock based compensation expense	-	5,088
Realized loss on available for sale marketable securities	5,955	37,761
Income tax expense	(8,497)	(6,317)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	2,007	11,063
Accounts receivable	6,415	(13,500)
Accounts receivable, related parties	388,800	12,550
Accounts payable and accrued liabilities	(43,056)	(3,338)
Accounts payable, related parties	-	(1,000)
Income tax receivable	(8,441)	-
Income tax payable	(33,559)	-
Deferred revenue	-	(26,000)
Net cash provided by (used in) operating activities	400,935	(718)

Cash flows from investing activities:
Purchases of investments	(52)	-
Proceeds from the sale of available for sale securities	936	15,548
Net cash provided by investing activities	884	15,548

Net change in cash and cash equivalents	401,819	14,830
Cash and cash equivalents, beginning of period	57,992	50,257
Cash and cash equivalents, end of period	$459,811	$65,087

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$42,000	$-
Interest	-	-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$181,841	$53,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Notes to Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company, (“we”,” our” or the “Company”) was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Company and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at June 30, 2014 and its operating results for the three and six months ended June 30, 2014 and 2013 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013. The results of operations for the three and months ended June 30, 2014 is not necessarily an indication of operating results to be expected for the year.

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

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2014 and December 31, 2013 respectively, we held available-for-sale marketable securities with an aggregate fair value of $1,086,948 and $1,380,879 respectively.  As of June 30, 2014, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized (losses) income, net of tax, in accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 in the amounts of ($185,162) and $204,529, respectively. The Company recognized unrealized (losses) income, net of tax, in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 in the amounts of ($181,841) and $53,562, respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2014 and December 31, 2013, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$ 1,086,948	$ -	$ -	$ 1,086,948

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,380,879	$ -	$ -	$ 1,380,879

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of June 30, 2014 and December 31, 2013 are summarized below.

			As of June 30, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.195	$332,885	$139,251
Hangover Joe's Holding Corporation	868,463	99,750	0.051	44,292	(52,458)
Silver Verde May Mining Co., Inc	246,294	46,488	0.310	76,351	29,863
WestMountain Gold, Inc.	918,000	918	0.690	633,420	632,502
Totals	3,739,864	$340,790		$1,086,948	$749,158

			As of December 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3837	$655,016	$461,382
Hangover Joe's Holding Corporation	928,463	106,641	0.0173	16,061	(90,580)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2800	68,962	22,474
WestMountain Gold, Inc.	866,000	866	0.7400	640,840	639,974
Totals	3,747,864	$347,629		$1,380,879	$1,033,250

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of June 30, 2014 and December 31, 2013 are summarized below.

	As of June 30, 2014
Company Name	Shares	Units	Cost
Nexcore Healthcare Capital Corp.	1,645,000	-	$1,645
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-
SRKP 16, Inc.	200,000	-	30,000
WestMountain Distressed Debt, Inc.	80,000	-	-
Totals	1,925,000	1,645,000	$31,645

	As of December 31, 2013
Company Name	Shares	Units	Cost
Nexcore Healthcare Capital Corp.	1,645,000	-	$1,645
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-
SRKP 16, Inc.	200,000	-	30,000
Totals	1,845,000	1,645,000	$31,645

As of December 31, 2013, the Company recorded $394,800 as accounts receivable related party on its balance sheet.  In 2013, one of the Company’s investments declared a distribution of $394,800. The Company recorded the distribution as related party accounts receivable. The receivable was collected in January 2014.

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

NexCore Healthcare Capital Corp. also declared a cash dividend during 2013 for which the Company recorded an estimated dividend on non-marketable securities of $16,450. On April 22, 2014, we deposited a check from Nexcore Real Estate in the amount of $17,875. For the quarter ended June 30, 2014, we recorded an additional $1,425 as dividend income on non-marketable securities.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

During the six months ended June 30, 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because an active market does not exist for the shares.

 (3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of June 30, 2014 and December 31, 2013.

No common shares were issued or cancelled during the three months ended June 30, 2014.

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

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. As of June 30, 2014 and December 31, 2013, the full fair value of $41,038 has been expensed.

The following table presents the activity for common stock options during the three months ended June 30, 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2014	200,000	$0.27

The weighted average remaining life of these 200,000 options as of June 30, 2014 and December 31, 2013 was 1.1 and 1.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of June 30, 2014 and December 31, 2013. The exercisable options have an intrinsic value of $96,000 and $12,000 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.1	200,000	0.27

As of December 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.6	200,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ending June 30, 2014 and 2013 respectively. For the six months ended June 30, 2014 and 2014, total expenses with Bohemian Companies were $-0- and $6,000. As of June 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended June 30, 2014 and 2013, the Company recorded management fee revenues of $-0- and $18,619, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. For the six months ended June 30, 2014 and 2013, the Company recorded management fee revenues of $-0- and $37,298, respectively. The Company and WestMountain Prime, LLC are under common principal ownership.  The asset management services contract between WestMountain Prime, LLC and the Company was terminated as of September 30, 2013.

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

The Company, Nexcore, WestMountain Gold and Bohemian are under common principal ownership. During the three and six months ended June 30, 2014 and 2013, we recorded advisory/consulting services on their behalf. For the three months ended June 30, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $44,600 and $58,500, respectively. Of the $44,600 and $58,500 recorded in 2014 and 2013, $38,000 and $30,000 are related party revenue for these services. For the six months ended June 30, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $95,200 and $119,250, respectively. Of the $95,200 and $119,250 recorded in 2014 and 2013, $76,000 and $60,000 are related party revenue for these services.

On October 10, 2013, the Company signed a Marketing/Media Consulting Agreement that was effective October 1, 2013 with Bohemian Asset Management, Inc., a related party due to common ownership. This agreement has an original expiration date of December 31, 2014. We will be paid $20,000 per quarter for general marketing and consulting services, due and payable in advance on the first of each quarter. For the six months ended June 30, 2014, we have recorded $40,000 for these services.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of June 30, 2014 and December 31, 2013, no active market existed for these securities and so the Company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities are restrictive securities.

As of June 30, 2014 and December 31, 2013, the Company had $6,000 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2014.

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

NexCore Healthcare Capital Corp. also declared a cash dividend during 2013 for which the Company recorded an estimated dividend on non-marketable securities of $16,450. On April 22, 2014, we deposited a check from Nexcore Real Estate in the amount of $17,875. For the quarter ended June 30, 2014, we recorded an additional $1,425 as dividend income on non-marketable securities.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

On April 11, 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party due to common ownership, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because an active market does not exist for the shares.

As of June 30, 2014 and December 31, 2013, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership.

	June 30, 2014			December 31, 2013
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$44,292	928,463	-	$16,061
WestMountain Gold, Inc.	918,000	-	633,420	866,000	-	640,840
Total Shares or Units	1,786,463	-	$677,712	1,794,463	-	$656,901

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	-	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,645,000	1,645,000	$1,645

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014 we had revenues of $44,600 compared to $77,119 for the three months ended June 30, 2013.  This represents a 42% decrease, or $32,519 over the two periods reported. We recorded $-0- and $18,619 in related party management fees for the three months ended June 30, 2014 and 2013 respectively. As part of the total revenues for the three months ended June 30, 2014 and 2013, we recorded total consulting fees revenue of $44,600 and $58,500, respectively. Of the consulting fee revenue, $38,000 and $30,000, respectively, were from related parties.

Approximately 85% of the revenues of our clients in the quarter ended June 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase of approximately 54% from prior year’s fiscal quarter. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $89,335 for the three months ended June 30, 2014, compared to $75,861 for the three months ended June 30, 2013.  The cost increase of $13,474 over the two periods is related to salaries and benefits of our employees and contract consultants hired to assist the Company in completing work for our customers. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We recorded a $5,955 realized loss on available for sale marketable securities for the three months ended June 30, 2014 compared to a $37,761 for the three months ended June 30, 2013. The company will continue to evaluate our positions with our individual investments and sell or buy depending on the direction of management and board of directors.

We had a net loss of $40,449 for the three months ended June 30, 2014, compared to a net loss of $27,154 for the three months ended June 30, 2013. The net loss increased by $13,695 between the two periods mainly due to a decrease in revenue, an increase in operating expenses and a decrease in realized losses on available for sale marketable securities. Total revenue decreased 42% or $32,519, operating expenses increased 18% or $13,474, and loss on the available for sale of marketable securities decreased $31,806 or 84%. Income tax benefit decreased to $8,416 from $9,348 for the three months ended June 30, 2014 and June 30, 2013, respectively.

For the six months ended June 30, 2014 we had revenues of $95,200 compared to $156,548 for the six months ended June 30, 2013.  This represents a 39% decrease, or $61,348 over the two periods reported. We recorded $-0- and $37,298 in related party management fees for the six months ended June 30, 2014 and 2013 respectively. As part of the total revenues for the six months ended June 30, 2014 and 2013, we recorded total consulting fees revenue of $95,200 and $119,250, respectively. Of the consulting fee revenue, $76,000 and $60,000, respectively, were from related parties.

Approximately 80% of the revenues of our clients in the six months ended June 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase of approximately 52% from prior year’s six months. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $189,599 for the six months ended June 30, 2014, compared to $159,903 for the six months ended June 30, 2013.  The cost increase of $29,696 over the two six month periods is related to salaries and benefits of our employees and contract consultants hired to assist the Company in completing work for our customers. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We recorded a $5,955 realized loss on available for sale marketable securities for the six months ended June 30, 2014 compared to a $37,761 for the six months ended June 30, 2013. For the six months ended June 30, 2014, we recorded $182,375 for dividends received on non-marketable securities compared to $16,450 recorded for the six months ended June 30, 2013. The company will continue to evaluate our positions with our individual investments and sell or buy depending on the direction of management and board of directors.

We had net income of $90,518 for the six months ended June 30, 2014, compared to a net loss of $18,348 for the six months ended June 30, 2013. The net loss/income decreased by $108,866 between the two periods mainly due to a decrease in revenue, an increase in operating expenses and an increase in dividend income received on non-marketable securities. Total revenue decreased 39% or $61,348, operating expenses increased 19% or $29,696, and dividends received on non-marketable securities increased $165,925 or 1,009%. Income tax benefit increased to $8,497 for the six months ended June 30, 2014 from $6,317 for the six months ended June 30, 2013.

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

NexCore Healthcare Capital Corp. also declared a cash dividend during 2013 for which the Company recorded an estimated dividend on non-marketable securities of $16,450. On April 22, 2014, we deposited a check from Nexcore Real Estate in the amount of $17,875. For the quarter ended June 30, 2014, we recorded an additional $1,425 as dividend income on non-marketable securities.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

On April 11, 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party due to common ownership, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because an active market does not exist for the shares.

As of June 30, 2014, we hold eight investment positions. Four of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Hangover Joe’s Holding Corporation, Silver Verde May Mining Co, Inc., and WestMountain Gold, Inc. Three companies are private. They are Nexcore Healthcare Capital Corp., Nexcore Real Estate, LLC, and SRKP, Inc.

The table below lists the investments and total shares owned by us as of June 30, 2014.

Company Name	Shares	Units
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107	-
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	3,739,864	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Class B Units	-	1,645,000
Nexcore Real Estate LLC	1,645,000	-
WestMountain Distressed Debt, Inc.	80,000	-
Total Shares or Units	1,925,000	1,645,000
Total	5,664,864	1,645,000

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $459,811.

Net cash provided by operating activities were $400,935 for the six months ended June 30, 2014, compared to net cash used in operating activities of $718 for the six months ended June 30, 2013.

As of June 30, 2014 and December 31, 2013, the Company had $6,000 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2014.

Net cash provided by investing activities was $884 for the six months ended June 30, 2014, compared to $15,548 for the six months ended June 30, 2013. The Company converted its 52,000 warrants into shares, in the first quarter of 2014 in the amount of $52.  During the six months ended June 30, 2014 and 2013, the Company recorded a loss on the sale of non-marketable securities and received $936 and $15,548 in cash respectively.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable in our two most recent fiscal years, although we were profitable in our most first fiscal quarter but not in our second fiscal quarter. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 80% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 80% of the revenues of our clients in the six months ended June 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from approximately 52% in the prior year’s six months. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

For the first six months of 2014, we have been profitable.  As of June 30, 2014, we had a cash position of $459,811. We anticipate that operating costs will be approximately $350,000 for the fiscal year ending December 31, 2014. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.

Of our total outstanding shares as of  June 30, 2014, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61. Our telephone number is (970) 223-4499.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3**	Amendment to Articles of Incorporation re: Name Change

10.1***	Service Agreement With Bohemian Companies, LLC

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed with Form SB-2 Registration Statement, January 2, 2008.
**	Previously filed under cover of Form 8-K, February 27, 2014.
***	Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 13, 2014.

WESTMOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

21