Form 10-Q
period 2014-09-30
WESTMOUNTAIN Co
filed 2014-11-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2014

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 6, 2014, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$392,617	$57,992
Investments in marketable securities	879,928	1,380,879
Accounts receivable, related parties	15,000	394,800
Accounts receivable	8,400	14,783
Income tax receivable	40,000	-
Note receivable, related party	25,000	-
Prepaid expenses	2,048	3,285
Deferred tax asset, net	74,742	79,569
Total current assets	1,437,735	1,931,308

Property and equipment, net of accumulated depreciation of	-	-
$9,473 and $9,473, respectively
Intangible assets, net of accumulated amortization of $27,662	-	793
and $26,869, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,469,380	$1,963,746

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$28,192	$74,012
Income tax payable	-	33,559
Total current liabilities	28,192	107,571

Deferred tax liability	199,801	382,899
Total liabilities	227,993	490,470

Shareholders' Equity:
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated deficit	(34,876)	(114,002)
Other comprehensive income, net	339,390	650,405
Total shareholders' equity	1,241,387	1,473,276
Total liabilities and shareholders' equity	$1,469,380	$1,963,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Advisory/consulting fees, related parties	$41,000	$18,000	$117,000	$78,000
Advisory/consulting fees	3,600	27,700	22,800	86,950
Management fees, related parties	-	18,594	-	55,892
Total revenue	44,600	64,294	139,800	220,842

Operating expenses:
Selling, general and administrative expenses	72,537	89,300	262,136	249,202
Total operating expenses	72,537	89,300	262,136	249,202

Loss from operations	(27,937)	(25,006)	(122,336)	(28,360

Other income/(expense)
Dividend income on non marketable securities	-	-	182,375	16,450
Realized loss on available for sale marketable securities	-	(29,769)	(5,955)	(67,530
Total other income/(expense)	-	(29,769)	176,420	(51,080

Net (loss) income before income taxes	(27,937)	(54,775)	54,084	(79,440

Income tax benefit	(16,545)	(14,023)	(25,042)	(20,340
Net (loss) income	$(11,392)	$(40,752)	$79,126	$(59,100
Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	(129,174)	(215,864)	(311,015)	(162,608
Comprehensive loss	$(140,566)	$(256,616)	$(231,889)	$(221,708

Basic net (loss) income per share	$(0.00)	$(0.00)	$0.01	$(0.01
Diluted net (loss) income per share	$(0.00)	$(0.00)	$0.01	$(0.01
Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$79,126	$(59,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	793	1,925
Stock based compensation expense	-	6,409
Realized loss on available for sale marketable securities	5,955	67,530
Deferred income tax expense (benefit)	4,827	(20,340)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	1,237	11,319
Accounts receivable	6,383	(18,783)
Accounts receivable, related parties	379,800	6,550
Accounts payable and accrued liabilities	(79,380)	1,279
Accounts payable, related parties	-	(1,000)
Income tax receivable	(40,000)	-
Deferred revenue	-	(26,000)
Net cash provided by (used in) operating activities	358,741	(30,211)

Cash flows from investing activities:
Purchases of investments	(52)	-
Loan to related party	(25,000)	-
Proceeds from the sale of available for sale securities	936	20,135
Net cash used in investing activities	(24,116)	20,135

Net change in cash and cash equivalents	334,625	(10,076)
Cash and cash equivalents, beginning of period	57,992	50,257
Cash and cash equivalents, end of period	$392,617	$40,181

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$43,690	$-
Interest	$-	$-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$311,015	$162,608
Conversion of notes receivable to marketable securities	-	-

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

Unaudited Financial Information

The accompanying financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company’s financial position at September 30, 2014 and its operating results for the three and nine months ended September 30, 2014 and 2013 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 is not necessarily an indication of operating results to be expected for the year.

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

Income Tax Receivable

As of September 30, 2014, the Company had an income tax receivable of $40,000 related to a refund from the 2013 tax return and the carry-back of available 2014 net operating losses to 2013.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2014 and December 31, 2013 respectively, we held available-for-sale marketable securities with an aggregate fair value of $879,928 and $1,380,879 respectively.  As of September 30, 2014, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized (losses) income, net of tax, in accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013 in the amounts of ($129,174) and ($215,864), respectively. The Company recognized unrealized (losses) income, net of tax, in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 in the amounts of ($311,015) and ($162,608), respectively.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2014 and December 31, 2013, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$ 879,928	$ -	$ -	$ 879,928

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Available-for-sale
marketable securities	$ 1,380,879	$ -	$ -	$ 1,380,879

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company’s investments in available for sale marketable securities as of September 30, 2014 and December 31, 2013 are summarized below.

			As of September 30, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.2100	$358,493	$164,859
Hangover Joe’s Holding Corporation	868,463	99,750	0.0095	8,250	(91,500)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2200	54,185	7,697
WestMountain Gold, Inc.	918,000	918	0.5000	459,000	458,082
Totals	3,739,864	$340,790		$879,928	$539,138

			As of December 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3837	$655,016	$461,382
Hangover Joe’s Holding Corporation	928,463	106,641	0.0173	16,061	(90,580)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2800	68,962	22,474
WestMountain Gold, Inc.	866,000	866	0.7400	640,840	639,974
Totals	3,747,864	$347,629		$1,380,879	$1,033,250

Investments in Nonmarketable Securities

The Company’s investments in nonmarketable securities accounted for under the cost method as of September 30, 2014 and December 31, 2013 are summarized below.

As of September 30, 2014

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

NexCore Healthcare Capital Corp. also declared a cash dividend during 2013 for which the Company recorded an estimated dividend on non-marketable securities of $16,450. On April 22, 2014, we deposited a check from Nexcore Real Estate in the amount of $17,875. For the nine months ended September 30, 2014, we recorded an additional $1,425 as dividend income on non-marketable securities.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

In June 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because, although WestMountain Distressed Debt, Inc. is a public company, an active market does not exist for the shares.

 (3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of September 30, 2014 and December 31, 2013.

No common shares were issued or cancelled during the three months ended September 30, 2014.

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

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. As of September 30, 2014 and December 31, 2013, the full fair value of $41,038 has been expensed.

The following table presents the activity for common stock options during the three months ended September 30, 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding - December 31, 2013	200,000	$ 0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2014	200,000	$ 0.27

The weighted average remaining life of these 200,000 options as of September 30, 2014 and December 31, 2013 was 0.9 and 1.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of September 30, 2014 and December 31, 2013. The exercisable options have an intrinsic value of $96,000 and $12,000 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.9	200,000	0.27

As of December 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.6	200,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ending September 30, 2014 and 2013 respectively. For the nine months ended September 30, 2014 and 2014, total expenses with Bohemian Companies were $-0- and $9,000. As of September 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended September 30, 2014 and 2013, the Company recorded management fee revenues of $-0- and $18,594, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. For the nine months ended September 30, 2014 and 2013, the Company recorded management fee revenues of $-0- and $55,892, respectively. The Company and WestMountain Prime, LLC are under common principal ownership.  The asset management services contract between WestMountain Prime, LLC and the Company was terminated as of September 30, 2013.

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

The Company, Nexcore, WestMountain Gold and Bohemian are under common principal ownership. During the three and nine months ended September 30, 2014 and 2013, we recorded advisory/consulting services on their behalf. For the three months ended September 30, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $44,600 and $45,700, respectively. Of the $44,600 and $45,700 recorded in 2014 and 2013, $41,000 and $18,000 are related party revenue for these services. For the nine months ended September 30, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $139,800 and $164,950, respectively. Of the $139,800 and $164,950 recorded in 2014 and 2013, $117,000 and $78,000 are related party revenue for these services.

On October 10, 2013, the Company signed a Marketing/Media Consulting Agreement that was effective October 1, 2013 with Bohemian Asset Management, Inc., a related party due to common ownership. This agreement has an original expiration date of December 31, 2014. We will be paid $20,000 per quarter for general marketing and consulting services, due and payable in advance on the first of each quarter. For the nine months ended September 30, 2014, we have recorded $60,000 for these services included in the advisory/consulting fees, related parties.

On September 29, 2010 CapTerra Financial Group, Inc. merged with Nexcore Group LP (“Nexcore”). The Company provided advisory services related to the transaction and for those services received 1,645,000 warrants. In December 2010, these warrants were exercised for common stock of Nexcore Group LP. As of September 30, 2014 and December 31, 2013, no active market existed for these securities and so the Company kept the value of this investment on the books at the aggregate exercise price of $1,645.  The equity securities are restrictive securities.

As of September 30, 2014 and December 31, 2013, the Company had $15,000 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2014.

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

In June, 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party due to common ownership, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because, although WestMountain Distressed Debt, Inc. is a public company, an active market does not exist for the shares.

During the nine months ended September 30, 2014, the Company loaned $25,000 to WestMountain Distressed Debt, Inc. The loan is unsecured, due on demand and bears no interest. The outstanding balance of this note receivable was $25,000 as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership.

	September 30, 2014			December 31, 2013
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$ 8,250	928,463	-	$ 16,061
WestMountain Gold, Inc.	918,000	-	459,000	866,000	-	640,840
Total Shares or Units	1,786,463	-	$ 467,250	1,794,463	-	$ 656,901

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$ -	-	1,645,000	$ -
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	-	-	-
Totals Shares or Units	1,725,000	1,645,000	$ 1,645	1,645,000	1,645,000	$ 1,645

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2014 and 2013.

For the three months ended September 30, 2014 we had revenues of $44,600 compared to $64,294 for the three months ended September 30, 2013.  This represents a 31% decrease, or $19,694 over the two periods reported. We recorded $-0- and $18,594 in related party management fees for the three months ended September 30, 2014 and 2013 respectively. As part of the total revenues for the three months ended September 30, 2014 and 2013, we recorded total consulting fees revenue of $44,600 and $64,294, respectively. Of the consulting fee revenue, $41,000 and $18,000, respectively, were from related parties.

Approximately 92% of the revenues of our clients in the quarter ended September 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from the prior year when approximately 57% of the revenues came from entities which were under common principal ownership with our majority shareholder. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $72,537 for the three months ended September 30, 2014, compared to $89,300 for the three months ended September 30, 2013.  The cost increase of $16,763 over the two periods is related to salaries and benefits of our employees and contract consultants hired to assist the Company in completing work for our customers. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $11,392 for the three months ended September 30, 2014, compared to a net loss of $40,752 for the three months ended September 30, 2013. The net loss decreased by $29,360 between the two periods mainly due to the loss recorded on available for sale marketable securities in the 2013 period. Total revenue decreased 31% or $19,694, operating expenses decreased 23% or $16,764, and loss on the available for sale of marketable securities decreased $29,769 or100%. Income tax benefit increased to $16,545 from $14,023 for the three months ended September 30, 2014 and September 30, 2013, respectively.

For the nine months ended September 30, 2014 we had revenues of $139,800 compared to $220,842 for the nine months ended September 30, 2013.  This represents a 37% decrease, or $81,042 over the two periods reported. We recorded $-0- and $55,892 in related party management fees for the nine months ended September 30, 2014 and 2013 respectively. As part of the total revenues for the nine months ended September 30, 2014 and 2013, we recorded total consulting fees revenue of $139,800 and $164,950, respectively. Of the consulting fee revenue, $117,000 and $78,000, respectively, were from related parties.

Approximately 84% of the revenues of our clients in the nine months ended September 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from the prior year when approximately 61% of the revenues came from entities which were under common principal ownership with our majority shareholder. While we believe that this trend is a positive development which may or may not continue, our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $262,136 for the nine months ended September 30, 2014, compared to $249,204 for the nine months ended September 30, 2013.  The cost increase of $12,932 over the two nine month periods is related to salaries and benefits of our employees and contract consultants hired to assist the Company in completing work for our customers. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We recorded a $5,955 realized loss on available for sale marketable securities for the nine months ended September 30, 2014 compared to a $67,530 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded $182,375 for dividends received on non-marketable securities compared to $16,450 recorded for the nine months ended September 30, 2013. The company will continue to evaluate our positions with our individual investments and sell or buy depending on the direction of management and board of directors.

We had net income of $79,126 for the nine months ended September 30, 2014, compared to a net loss of $59,100 for the nine months ended September 30, 2013. The net loss/income decreased by $138,226 between the two periods mainly due to a decrease in revenue, an increase in operating expenses and an increase in dividend income received on non-marketable securities in 2014. Total revenue decreased 37% or $81,042, operating expenses increased 5% or $12,932, and dividends received on non-marketable securities increased $165,925 or 1,009%. Income tax benefit increased to $25,042 for the nine months ended September 30, 2014 from $20,340 for the nine months ended September 30, 2013.

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

In June, 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party due to common ownership, for services provided. This investment is recorded at our cost of $0 and is accounted for under the cost method because, although WestMountain Distressed Debt, Inc. is a public company,  an active market does not exist for the shares.

As of September 30, 2014, we hold eight active investment positions. Five of the companies are publicly traded. They are Omni Bio Pharmaceutical, Inc., Hangover Joe’s Holding Corporation, Silver Verde May Mining Co, Inc., WestMountain Distressed, Inc. and WestMountain Gold, Inc. Three companies are private. They are Nexcore Healthcare Capital Corp., Nexcore Real Estate, LLC, and SRKP, Inc.

The table below lists the investments and total shares owned by us as of September 30, 2014.

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

Our ninth position involves Marine Exploration, Inc. In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company’s investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 1% ownership in Marine Exploration.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $392,617.

Net cash provided by operating activities were $358,741 for the nine months ended September 30, 2014, compared to net cash used in operating activities of $30,211 for the nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, the Company had $15,000 and $394,800, respectively, of accounts receivable from related parties. The amount due in 2013 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2014.

Net cash used investing activities was $24,116 for the nine months ended September 30, 2014, compared to $20,135 for the nine months ended September 30, 2013. The Company converted its 52,000 warrants into shares, in the first quarter of 2014 in the amount of $52 and loaned $25,000 to a related party during the nine months ended September 30, 2014.  During the nine months ended September 30, 2014 and 2013, the Company recorded a loss on the sale of non-marketable securities and received $936 and $20,135 in cash respectively.

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

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable in our two most recent fiscal years and our most recent fiscal quarter. We cannot guarantee that we will continue to be profitable, and, as a result, we could go out of business.

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

Approximately 84% of the revenues of our clients in the nine months ended September 30, 2014 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase from the prior year when approximately 61% of the revenues came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

For the first nine months of 2014, we have been profitable, although we were not profitable for the most recent three months of 2014.  As of September 30, 2014, we had a cash position of $392,617. We anticipate that operating costs will be approximately $350,000 for the fiscal year ending December 31, 2014. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

*    departures of key personnel.
Of our total outstanding shares as of September 30, 2014, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2014.

WESTMOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

21