Form 10-K
period 2014-12-31
WESTMOUNTAIN Co
filed 2015-03-31
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2014

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

181 W. Boardwalk, Suite 202
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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

As of March 27, 2015, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $251,378.

FORM 10-K

WestMountain Company

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company," "we," "us," and "our," refer to WestMountain Company, formerly known as WestMountain Asset Management, Inc, a Colorado corporation, and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

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

Our principal business address is 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.

On February 26, 2014, we amended our Articles of Incorporation to change our name to WestMountain Company. No other changes were made to our Articles of Incorporation.
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

As a consultant to both public and private companies, we promote public visibility and market acceptance for our clients. We use a number of techniques to achieve these objectives for our clients, including developing public recognition of their business plans and strategic goals, managing investor relations, and engaging in website development and media production. We also utilize various social media outlets and services to deliver our client's message.  We are paid fees for our services by our clients under written consulting agreements.

For the year ended December 31, 2014 and 2013 we recorded management fee revenues of $-0- and $56,629, respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. We and WestMountain Prime, LLC are under common principal ownership.

Approximately 80.34% of the revenues of our clients in fiscal year 2014 came from entities which were under common principal ownership with our majority shareholder. For the years ended December 31, 2014 and 2013, we recorded advisory/consulting revenue of $189,200 and $220,050 respectively. Of the $189,200 and $220,050 recorded advisory/consulting revenue in 2014 and 2013, $152,000 and $116,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group, LP and Bohemian Asset Management, Inc. We and the related parties have common affiliates.

As of December 31, 2014 and 2013, the Company recorded $41,125 and $394,800, respectively, as accounts receivable related party on its balance sheet. In 2014, one of the Company's investments declared a distribution of $41,125.  The receivable was collected in January 2015. In 2013, one of the Company's investments declared a distribution of $394,800. We recorded the distribution as a related accounts receivable. The receivable was collected in January 2014.

Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with monthly common area fees. For the current year, the additional cost will be $61per month.

Currently, we believe that we have sufficient capital to sustain our business operations through December 31, 2015. We are profitable for the fiscal year ended December 31, 2014 and were also profitable the fiscal year ended December 31, 2013, although not for the two prior fiscal years. If we can sustain ongoing profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Backlog

At December 31, 2014, we had no backlogs.

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

We also have a corporate website, www.westmountainam.com, on which we post our regulatory filings.

Our investor relations department can be contacted at our principal executive office located at our principal office, 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for the fiscal years ended December 31, 2014 and 2013 we were not profitable in the prior two fiscal years.  If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. We were profitable for the fiscal years ended December 31, 2014 and 2013, although we were not profitable in the prior two fiscal years. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 80% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 80.34% of the revenues of our clients in fiscal year 2014 came from entities which were under common principal ownership with our majority shareholder. This was up from 41.93% in 2013. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2014, we had a cash position of $445,411. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2015. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Because our proposed business involves the identification, acquisition and development of investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us, which could negatively affect the price and trading of our securities.

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

Of our total outstanding shares as of December 31, 2014, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of "Penny Stocks" limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board and trades well below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our common shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. Our office is leased from an unaffiliated third party under a monthly lease at the rate of $323 per month.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2014, there were seventy record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009. The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2014 and 2013.

	Closing Bid Price
	High	Low
2014
First Quarter	$0.75	$0.33
Second Quarter	$0.75	$0.75
Third Quarter	$0.75	$0.75
Fourth Quarter	$0.75	$0.55

	Closing Bid Price
	High	Low
2013
First Quarter	$0.51	$0.51
Second Quarter	$0.51	$0.51
Third Quarter	$0.51	$0.51
Fourth Quarter	$0.33	$0.33

The common stock has not traded since December 23, 2014. On that date, the most recent date that the stock traded, the closing bid price of our common stock in the OTC Bulletin Board was $0.55 per share, volume was 500 shares, and the number of shares issued and outstanding was 9,517,402.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options were vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012 and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99% a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years. During the years ended December 31, 2014 and 2013, $-0- and $6,409, respectively was expensed.  All of the options have been expensed as of December 31, 2014.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

For the fiscal year ended December 31, 2014 we had revenue of $189,200. In comparison for the fiscal year ended December 31, 2013 we had revenue of $276,679.  In 2014, we recorded consulting fees of $189,200, of which $152,000 were from a related party. We also recorded $-0- in management fees from a related party. We recorded consulting fees of $220,050 in the fiscal year ended December 31, 2013, of which $116,000 were from a related party, and $56,629 in management fees, also from a related party.

Operating expenses, which consisted solely of general and administrative expenses, were $379,604 and $376,100, respectively for the years ended December 31, 2014 and 2013. Most of the expenses were related to payroll and contract services.

For the year ended December 31, 2014 we had net income of $122,954. In comparison for the year ended December 31, 2013 we had net income of $177,274. The decrease in net income was a result of a decrease in revenues of 87,479 of which $56,629 was related to management fees from a related party, and a decrease in Nexcore dividends and distributions of $106,191 in Other Income (Expense). For the fiscal year ended December 31, 2014, we received dividend and distribution income of $305,059, compared to dividend and distribution income of $411,250 for the fiscal year ended December 31, 2013.

As of December 31, 2014, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of December 31, 2014.

Company Name	Shares	Units
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	1,707,107	-
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	-
Total Shares or Units	3,739,864	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
NexCore Real Estate LLC (Class B Units)	-	1,645,000
NexCore Healthcare Capital Corp.	1,645,000	-
WestMountain Distressed Debt	80,000
Total Shares or Units	1,925,000	1,645,000
Total	5,664,864	1,645,000

Our ninth position involves Marine Exploration, Inc. In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company's investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 1% ownership in Marine Exploration.

Liquidity and Capital Resources.

As of December 31, 2014, we had cash or cash equivalents of $445,411.

For the fiscal year ended December 31, 2014 net cash provided by operating activities was $417,708 compared to net cash used in operating activities for the fiscal year ended December 31, 2013 of $12,400. Accounts receivable, related parties change of $325,738 was mainly associated with dividends and distributions recorded in 2013 and respective cash was deposited in 2014. In addition, all but a $41,125 dividend for 2014 was received and deposited in 2014.  This $41,125 was collected during January 2015.

For the fiscal year ended December 31, 2014 net cash used in investing activities was $30,289 compared to net cash provided by investing activities for the fiscal year ended December 31, 2013 of $20,135. In 2013 we sold 763,250 common stock shares of Hangover Joe's Holding Corporation. We recorded $20,135 in cash and realized a loss on available for sale of marketable securities of $67,530 on the income statement. In 2014 we loaned $25,000 to a related party and purchased $6,173 in equipment for the Company.

For the fiscal years ended December 31, 2014 and 2013 net cash flows provided by financing activities were $-0-.

Over the next twelve months we do not expect any material our capital costs to develop operations.

Our expenses for 2014 have increased over 2013 as we were paying marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube. Part of the marketing services increase was associated with outside marketing contractors that we used to assist us in meeting client deadlines. In 2013 we increased our payroll expense by recording an additional year-end accrual.

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

In March 2014, the Company received an additional distribution from Nexcore Real Estate in the amount of $1,425.

On December 15, 2014, the Board of Directors of NexCore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.0675 per unit cash distribution payable to holders of NexCore Real Estate Class B Units of record on December 1, 2014. On December 30, 2014, we deposited a check in the amount of $111,038 as a result of that distribution.

In addition, on December 15, 2014 the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.025 per share cash dividend payable to holders of NexCore common stock of record on December 1, 2014. We recorded a $41,125 receivable and respective dividend income in December 2014. On January 7, 2015 we deposited a check in the amount of $41,125 as a result of that cash dividend.

In November 2014 we were notified by Nexcore Real Estate that we had received an over distribution in the amount of $29,478 that we paid back to Nexcore Real Estate in December 2014. The over distribution was associated with Illinois tax that was disbursed to the State of Illinois on the Company's behalf. This payment has been recorded against dividend income on non- marketable securities in the other income and expense section of the income statement.

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

Recently Issued Accounting Pronouncements
Management believes there were various other accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WestMountain Company
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Company and its subsidiaries (collectively, the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Company and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 31, 2015

WestMountain Company
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets

Current Assets:
Cash and cash equivalents	$445,411	$57,992
Investments in marketable securities	1,006,230	1,380,879
Accounts receivable, related parties	41,125	394,800
Accounts receivable	12,300	14,783
Note receivable, related	25,937	-
Prepaid expenses	9,807	3,285
Total current assets	1,540,810	1,851,739

Property and equipment, net of accumulated depreciation of	6,173	-
$9,473 and $9,473, respectively
Intangible assets, net of accumulated amortization of $27,662	-	793
and $26,266, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,578,628	$1,884,177

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable and accrued liabilities	$37,293	$74,012
Deferred tax liability	107,958	303,330
Income tax payable	68,662	33,559
Total current liabilities	213,913	410,901
Total liabilities	213,913	410,901

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated earnings (deficit)	8,952	(114,002)
Other comprehensive income, net	418,890	650,405
Total shareholders' equity	1,364,715	1,473,276
Total liabilities and shareholders' equity	$1,578,628	$1,884,177

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	December 31,
	2014	2013

Revenue:
Advisory/consulting fees, related parties	$152,000	$116,000
Advisory/consulting fees	37,200	104,050
Management fees, related parties	-	56,629
Total revenue	189,200	276,679

Operating expenses:
Selling, general and administrative expenses	379,604	376,100
Total operating expenses	379,604	376,100

Loss from operations	(190,404)	(99,421)

Other income (expense)
Interest income	937	2
Dividend income on non marketable securities	205,625	16,450
Distribution income on non marketable securities	99,434	394,800
Realized loss on available for sale marketable securities	(5,955)	(67,530)
Total other income (expense)	300,041	343,722

Net income before income taxes	109,637	244,301

Income tax (benefit) expense	(13,317)	67,027
Net income	$122,954	$177,274

Other comprehensive (loss)income
Unrealized loss on investments in marketable equity securities, net of tax	(231,515)	(102,234)
Comprehensive (loss) income	$(108,561)	$75,040

Basic net (loss)income per share	$0.01	$0.02
Diluted net (loss)income per share	$0.01	$0.02
Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,636,805	9,611,520

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2014 and 2013

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2012	-	$-	9,517,402	$9,518	$920,946	$(291,276)	$752,639	$1,391,827

Unrealized loss on investments							(102,234)	(102,234)

Stock-based compensation					6,409			6,409

Net income	-	-	-	-	-	177,274		177,274

Balance at December 31, 2013	-	$-	9,517,402	$9,518	$927,355	$(114,002)	$650,405	$1,473,276

Unrealized loss on investments							(231,515)	(231,515)

Net income	-	-	-	-	-	122,954		122,954

Balance at December 31, 2014	-	$-	9,517,402	$9,518	$927,355	$8,952	$418,890	$1,364,715

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$122,954	$177,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	793	2,528
Stock-based compensation expense	-	6,409
Realized loss on available for sale marketable securities	5,955	67,530
Deferred income tax (benefit) expense	(59,077)	33,468
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(6,522)	11,352
Accounts receivable	2,483	(4,783)
Accounts receivable, related parties	352,738	(357,750)
Accounts payable and accrued liabilities	(36,719)	45,013
Accounts payable, related parties	-	(1,000)
Income tax receivable	35,103	-
Income tax payable	-	33,559
Deferred revenue	-	(26,000)
Net cash provided by (used in) operating activities	417,708	(12,400)

Cash flows from investing activities:
Purchases of equipment	(6,173)	-
Loan to related party	(25,000)	-
Purchases of investments	(52)	-
Proceeds from the sale of available for sale securities	936	20,135
Net cash (used in) provided by investing activities	(30,289)	20,135

Net change in cash and cash equivalents	387,419	7,735
Cash and cash equivalents, beginning of period	57,992	50,257
Cash and cash equivalents, end of period	$445,411	$57,992

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$43,690	$-
Interest	-	-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$231,515	$102,234

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Notes to Consolidated Financial Statements

(1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company ("we", "our" or the "Company"), formerly known as WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

As a consultant to both public and private companies, we promote public visibility and market acceptance for our clients. We use a number of techniques to achieve these objectives for our clients, including developing public recognition of their business plans and strategic goals, managing investor relations, and engaging in website development and media production. We also utilize various social media outlets and services to deliver our client's message. We are paid fees for our services by our clients under written consulting agreements.

Principles of Consolidation

Property holding entities and other subsidiaries of which we own 100% of the equity or have a controlling financial interest evidenced by ownership of a majority voting interest are consolidated. All inter-company balances and transactions are eliminated.

The accompanying consolidated financial statements include the accounts of WestMountain Company and the following 100% owned subsidiaries, which were active at December 31, 2014:

       WestMountain Business Consulting, Inc.
       WestMountain Allocation Analytics, Inc.
       WestMountain Valuation Services, Inc.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2014.

Accounts Receivable

Accounts receivable consists of amounts due from the management fees, consulting fees associated with marketing and media consulting and dividends due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2014 and 2013, the company did not record any allowance against our accounts receivable balance.

Notes Receivable

Notes receivable consist of secured loans to unrelated third parties and are reported at the outstanding principal balance. As of December 31, 2011, the principal balance was $30,000, net of an allowance of $60,000. In February 2012, the Company converted its $30,000 convertible note receivable into 200,000 common shares of common stock of SRKP 16, Inc. (see Note 2). As of December 31, 2014 our net note receivable balance was $-0-. Our principal balance is $60,000, with a full allowance against the principal of $60,000.

Notes Receivable-Related Parties

On October 17, 2014, the Company entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the note is due on or before April 16, 2015. As of December 31, 2014, the principal and accrued interest due on the note is $25,937.

Allowance for Loss on Note Receivable

The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2014 and 2013, the allowance for loss on note receivable was $60,000.

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

Concentrations

During the year ended December 31, 2014, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 80% of total revenue (42% and 38%, respectively). During the year ended December 31, 2013, four customers, Nexcore Healthcare Capital Corp,, WestMountain Prime, Prieto Battery and Omni Bio Pharmaceutical, Inc., accounted for 80% of total revenue (26%, 20%, 17% and 16%, respectively) of which $128,629, or 46%, was from related parties.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820 Fair Value Measures.  ASC820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

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

Level 3: Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

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

The following methods and assumptions were used to estimate the fair value of the Company's investments in available-for-sale marketable securities:

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2014 and 2013, the Company held available-for-sale securities with an aggregate fair value of $1,006,230 and $1,380,879, respectively.  As of December 31, 2014 and 2013, all of our available-for-sale securities were invested in publically traded equity holdings. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income as of December 31, 2014 and 2013 in the amounts of $231,515 and $102,234, respectively. (See Note 2 for details of available for sale investments).

 The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2014, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$1,006,230	$ -	$ -	$1,006,230

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2013, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Assets:
Available-for-sale
marketable securities	$ 1,380,879	$ -	$ -	$ 1,380,879

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2014 and 2013.

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

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the financial statements.  Under this method, any net income or net loss must be recorded against the Company's investment, not to exceed the original investment and recognized as additional income or loss on the Company's income statement. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of December 31, 2014 and 2013, the Company's investment in Marine Exploration is zero due to significant losses of the investee.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.  The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the years ended December 31, 2014 and 2013 was 119,403 and 94,118 shares, respectively.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued during 2014 and 2013. However, management does not expect any of these to have a material impact on the Company's consolidated financial position, operations, or cash flows.

(2)    Investments

Equity Method Investments

In 2008 the Company invested $50,000 for 175,000,000 shares of common stock in Marine Exploration, which represented 39% of the outstanding common stock of Marine Exploration. The Company recorded this long-term investment using the equity method of accounting for investments. Any net income or net loss must be recorded against the Company's investment, not to exceed the original investment of $50,000. Marine Exploration incurred significant losses during 2008, and the investment was reduced to zero. On August 24, 2010, Marine Exploration authorized a reverse split of 1 new share for 500 old shares of their common stock. As of this date, the Company has less than 1% ownership in Marine Exploration.

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of December 31, 2014 and 2013 are summarized below.

			As of December 31, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,635	$0.3695	$630,776	$437,141
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	868,463	99,750	0.0028	2,432	(97,318)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2100	51,722	5,234
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	918	0.3500	321,300	320,382
Totals	3,739,864	$340,791		$1,006,230	$665,439

			As of December 31, 2013
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,634	$0.3837	$655,016	$461,382
Hangover Joe's Holding Corporation (formerly Accredited Members Holding Corporation)	928,463	106,641	0.0173	16,061	(90,580)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2800	68,962	22,474
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	866,000	866	0.7400	640,840	639,974
Totals	3,747,864	$347,629		$1,380,879	$1,033,250

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

The Company's investments in nonmarketable securities accounted for under the cost method as of December 31, 2014 are summarized below.

Nonmarketable Securities:	Shares	Units	Cost
SKRP 16, Inc.	200,000	-	30,000
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-
NexCore Healthcare Capital Corp.	1,645,000	-	1,645
WestMountain Distressed Debt	80,000	-	-
Total Shares or Units	1,925,000	1,645,000	31,645

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

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014. Total expenses incurred with Bohemian Companies were $2,000 and $12,000 for the years ending December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company had a balance due to Bohemian Companies, LLC of $-0- and $1,000, respectively.

For the years ended December 31, 2014 and 2013 the Company recorded management fee revenues of $-0- and $56,629 respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds. This agreement was terminated during September 2013.

For the years ended December 31, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $189,200 and $220,050 respectively. Of the $189,200 and $220,050 recorded advisory/consulting revenue in 2014 and 2013, $152,000 and $220,050 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. The related parties and the Company have common affiliates.

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

In March 2014, the Company received an additional distribution from Nexcore Real Estate in the amount of $1,425.

On December 15, 2014, the Board of Directors of NexCore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.0675 per unit cash distribution payable to holders of NexCore Real Estate Class B Units of record on December 1, 2014. On December 30, 2014, we deposited a check in the amount of $111,038 as a result of that distribution.

In addition, on December 15, 2014 the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.025 per share cash dividend payable to holders of NexCore common stock of record on December 1, 2014. We recorded a $41,125 receivable and respective dividend income in December 2014. On January 7, 2015 we deposited a check in the amount of $41,125 as a result of that cash dividend.

In November 2014 we were notified by Nexcore Real Estate that we had received an over distribution in the amount of $29,478 that we paid back to Nexcore Real Estate in December 2014. The over distribution was associated with Illinois tax that was disbursed to the State of Illinois on the Company's behalf. This payment has been recorded against dividend income on non- marketable securities in the other income and expense section of the income statement.
As of December 31, 2014 and 2013, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2014			December 31, 2013
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation (formerly
Accredited Members Holding Corporation)	868,463	-	$2,432	928,463	-	$16,061
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	-	321,300	866,000	-	640,840
Total Shares or Units	1,786,463	-	$323,732	1,794,463	-	$656,901

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-		1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	-	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,645,000	1,645,000	$1,645

 (4)    Stockholders Equity

Common stock

No common shares were issued or retired during the years ended December 31, 2014 and 2013.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. 50% of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black-Scholes option pricing model and the following key assumptions: market price of common stock of $0.27, a risk free rate of 0.99%, a volatility of 99.96% and an expected term of 2.375 years using the simplified method. During the years ended December 31, 2014 and 2013, $-0- and $6,409, respectively was expensed.

 The following table presents the activity stock options during the years ended December 31, 2014, 2013 and 2012:

Weighted
Average
	Options	Exercise Price
Outstanding - December 31, 2012	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2013	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2014	200,000	$0.27

The weighted average remaining life of these 200,000 options as of December 31, 2014 and 2013 was 0.6 and 1.6 years, respectively.

The following table presents the composition of options outstanding and exercisable as of December 31, 2014 and 2013. The exercisable options have an intrinsic value of $56,000 and $12,000 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000.6		200,000	0.27

As of December 31, 2013:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	1.6	200,000	0.27

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

The provision of income taxes consists of the following for the years ended December 31, 2014 and 2013:

Provision for taxes
	2014	2013
Current:
Federal	$39,461	$31,976
State	6,299	1,583
Total current	45,760	33,559
Deferred:
Federal	(58,863)	25,883
State	(214)	7,585
Total deferred	(59,077)	33,468

Income tax expense (benefit)	$(13,317)	$67,027

Deferred tax assets and liabilities consisted of the following as of December 31, 2014 and 2013:

Deferred taxes consists of:
	December 31,
	2014	2013
Deferred tax assets:
Current
Compensation Accruals	$8,330	$13,229
Investments in Flow Through Entities	94,708	26,512
Bad Deb Reserve	22,233	15,367
Prepaid Expenses	(3,634)	(842)
Fixed Assets	2,411	1,618
Unrealized Losses	-	13,175
Interest Payable - Related Party	-	-
Other	(609)	-
Equity / Option Compensation	15,207	10,510
Accumulated OCI	(246,604)	(382,899)
Net operating loss carryforwards	-	-
Total current deferred tax asset	(107,958)	(303,330)
Long-term
Net operating loss carryforwards	-	-
Other Liabilities	-	-
Total long-term deferred tax asset net	-	-

Total deferred tax assets	(107,958)	(303,330)
Valuation allowance	-	-
Net deferred tax assets	$(107,958)	$(303,330)

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as follows for the years ended December 31, 2014 and 2013:

	2014	2013

U.S. federal income tax expense\(benefit) at statutory rates	$37,277	$53,698
Permanent differences	(20,337)	19
State income tax expense\(benefit), net of federal impact	4,196	8,820
Effect of Change in Estimated Federal Rate from 22% to 34%	(34,453)	-
Other	-	4,490
Change in valuation allowance	-	-
	$(13,317)	$67,027

(7) Subsequent Events

On January 27, 2014, the Company entered into a Promissory Note Agreement with Distressed Debt, Inc. in the amount of $25,000. The note bears interest at 18% per annum until paid in full. Repayment of the note is due on or before July 27, 2015.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2014.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2014.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	53	President
Brian L. Klemsz	56	Treasurer, Director
Joni K Troska	55	Secretary

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

Mr. Klemsz has been our Treasurer and sole Director since our inception and President from inception until May, 2011. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and WestMountain Alternative Energy, Inc., which are public companies. He is also a member of the Board of Directors of NexCore Healthcare Capital Corp., a public company formerly known as CapTerra Financial Group, Inc. and is Chairman of their Board's audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company's Secretary since March 2010. She was corporate Secretary of CapTerra Financial Group, Inc. ("CPTA"), a public company, now known as NexCore Healthcare Capital Corp., from January 20, 2009 to September 29, 2010. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005.  She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Alternative Energy, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2014.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,505,652	89.4%
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)	-0-
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Steve Anderson (4) 181 W. Boardwalk, Suite 202 Fort Collins, Colorado 80525	-0-	-0-

Joni K. Troska(5)	100,000	1.05%
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

All Officers and Directors as a Group	1,528,950	16.0%
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

     On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014. Total expenses incurred with Bohemian Companies were $2,000 and $12,000 for the years ending December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company had a balance due to Bohemian Companies, LLC of $-0- and $1,000, respectively.

    For the years ended December 31, 2014 and 2013 the Company recorded management fee revenues of $-0- and $56,629 respectively, for asset management services performed on behalf of WestMountain Prime, LLC, a related party. The Company and WestMountain Prime, LLC are under common principal ownership.  The Company earns management fees based on the size of the funds managed, and incentive income based on the performance of the funds. This agreement was terminated during September 2013.

    For the years ended December 31, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $189,200 and $220,050 respectively. Of the $189,200 and $220,050 recorded advisory/consulting revenue in 2014 and 2013, $152,000 and $220,050 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc., formerly known as WestMountain Index Advisor, Inc. The related parties and the Company have common affiliates.

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

In March 2015, the Company received an additional distribution from Nexcore Real Estate in the amount of $1,645.

On December 15, 2014, the Board of Directors of NexCore Healthcare Capital Corp, as manager of NexCore Real Estate, authorized a $0.0675 per unit cash distribution payable to holders of NexCore Real Estate Class B Units of record on December 1, 2014. On December 30, 2014, we deposited a check in the amount of $111,038 as a result of that distribution.

In addition, on December 15, 2014 the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.025 per share cash dividend payable to holders of NexCore common stock of record on December 1, 2014. We recorded a $41,125 receivable and respective dividend income in December 2014. On January 7, 2015 we deposited a check in the amount of $41,125 as a result of that cash dividend.

In November 2014 we were notified by Nexcore Real Estate that we had received an over distribution in the amount of $29,478 that we paid back to Nexcore Real Estate in December 2014. The over distribution was associated with Illinois tax that was disbursed to the State of Illinois on the Company's behalf. This payment has been recorded against dividend income on non- marketable securities in the other income and expense section of the income statement.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18%  per annum until paid in full. Repayment of the loan is due on or before April 16, 2015. As of December 31, 2014, the principal and accrued interest due on the note is $25,937.

As of December 31, 2014 and 2013, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2014			December 31, 2013
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation (formerly
Accredited Members Holding Corporation)	868,463	-	$2,432	928,463	-	$16,061
WestMountain Gold, Inc. (formerly WestMountain Index Advisor, Inc.)	918,000	-	321,300	866,000	-	640,840
Total Shares or Units	1,786,463	-	$323,732	1,794,463	-	$656,901

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-		1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	-	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,645,000	1,645,000	$1,645

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $35,000 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $29,500 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3 ***	Amendment to Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
        *** Previously filed under cover of Form 8K, February 27, 2014.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  March 31, 2015.

WESTMOUNTAIN COMPANY

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 31, 2015	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director

23