Form 10-K/A
period 2014-12-31
WESTMOUNTAIN Co
filed 2015-04-01
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No, 1)

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

FORM 10-K

WestMountain Company

Explanatory Note

The purpose of this Amendment No. 1 to the Westmountain Co. . Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2015 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation.  When the 10-K was filed originally there was a software glitch and the xbrl was not accepted by the SEC's filing web site even though it was a part of the filing.

S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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