Form 10-Q
period 2015-03-31
WESTMOUNTAIN Co
filed 2015-05-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2015

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 13, 2015, was 9,517,402.

FORM 10-Q
WestMountain Company

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company "we," "us," and "our," refer to WestMountain Company, a Colorado corporation, formerly known as WestMountain Asset Management, Inc., and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$334,855	$445,411
Investments in marketable securities	376,716	1,006,230
Accounts receivable, related parties	18,000	41,125
Accounts receivable	27,900	12,300
Income tax receivable	4,417	-
Note receivable, related parties	52,823	25,937
Prepaid expenses	4,697	9,807
Deferred tax asset	210,677	-
Total current assets	1,030,085	1,540,810

Property and equipment, net of accumulated depreciation of	5,659	6,173
$9,987 and $9,473, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$1,067,389	$1,578,628

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable and accrued liabilities	$32,020	$37,293
Deferred tax liability	85,085	107,958
Income tax payable	-	68,662
Total current liabilities	117,105	213,913
Total liabilities	117,105	213,913

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated earnings (deficit)	(131,117)	8,952
Other comprehensive income, net	144,528	418,890
Total shareholders' equity	950,284	1,364,715
Total liabilities and shareholders' equity	$1,067,389	$1,578,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Revenue:
Advisory/consulting fees, related parties	$53,600	$38,000
Advisory/consulting fees	-	12,600
Total revenue	53,600	50,600

Operating expenses:
Selling, general and administrative expenses	84,381	100,264
Total operating expenses	84,381	100,264

Loss from operations	(30,781)	(49,664)

Other (expense) income
Interest income	1,886	-
Dividend income on non marketable securities	-	180,950
Loss on impairment of available for sale marketable securities	(193,634)	-
Total other (expense) income	(191,748)	180,950

Net income (loss) income before income taxes	(222,529)	131,286

Income tax benefit	(82,460)	(81)
Net (loss) income	$(140,069)	$131,367
Other comprehensive (loss) income
Unrealized (loss) income on investments in marketable equity securities, net of tax	(274,362)	3,321
Comprehensive (loss) income	$(414,431)	$134,688

Basic net (loss) income per share	$(0.01)	$0.01
Diluted net (loss) income per share	$(0.01)	$0.01
Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,601,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(140,069)	$131,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	514	602
Deferred income tax (benefit) expense	(72,031)	(81)
Loss on impairment of available for sale marketable securities	193,634	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	3,224	(1,675)
Accounts receivable	(15,600)	4,800
Accounts receivable, related parties	23,125	378,350
Accounts payable and accrued liabilities	(5,274)	(78,983)
Income tax receivable	(73,079)	(8,441)
Net cash (used in) provided by operating activities	(85,556)	425,939

Cash flows from investing activities:
Loan to related party	(25,000)	-
Purchases of investments	-	(52)
Net cash used in investing activities	(25,000)	(52)
Net change in cash and cash equivalents	(110,556)	425,887
Cash and cash equivalents, beginning of period	445,411	57,992
Cash and cash equivalents, end of period	$334,855	$483,879

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$62,650	$42,000
Interest	$-	$-

Non cash investing and financing activities
Unrealized loss (income) on investments in marketable equity securities, net of tax	$274,362	$(3,321)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company, formerly known as WestMountain Asset Management, Inc. , ("we"," our" or the "Company"), was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Company and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc. and WestMountain Valuation Services Inc. All significant intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at March 31, 2015 and its operating results for the three months ended March 31, 2015 and 2014 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 is not necessarily an indication of operating results to be expected for the year.

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

Income Tax Receivable

As of March 31, 2015, the Company had an income tax receivable of $4,417 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2015 and December 31, 2014 respectively, we held available-for-sale marketable securities with an aggregate fair value of $376,716 and $1,006,230 respectively.  As of March 31, 2015, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the three months ended March 31, 2015 and 2014 in the amounts of ($274,362) and $3,321, respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2015 and December 31, 2014, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$376,716	$ -	$ -	$376,716

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$1,006,230	$ -	$ -	$1,006,230

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of March 31, 2015 and December 31, 2014 are summarized below.

			As of March 31, 2015
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	99,750	0.0002	-	(99,750)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2250	$55,416	8,928
WestMountain Gold, Inc.	918,000	918	0.3500	$321,300	320,382
Totals	2,032,757	$147,156		$376,716	$229,560

			As of December 31, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Omni Bio Pharmaceutical, Inc.	1,707,107	$193,635	$0.3695	$630,776	$437,141
Hangover Joe's Holding Corporation	868,463	99,750	0.0028	2,432	(97,318)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2100	51,722	5,234
WestMountain Gold, Inc.	918,000	918	0.3500	321,300	320,382
Totals	3,739,864	$340,791		$1,006,230	$665,439

During the three months ended March 31, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have an other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

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

The Company's investments in nonmarketable securities accounted for under the cost method as of March 31, 2015 and December 31, 2014 are summarized below.

	March 31, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$30,000	200,000	-	$30,000
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-		1,645,000	-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,925,000	1,645,000	$31,645	1,925,000	1,645,000	$31,645

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

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of March 31, 2015 and December 31, 2014.

No common shares were issued or cancelled during the three months ended March 31, 2015.

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

The significant assumptions in the model included a risk free rate of 0.99%, a volatility input of 99.96% and using the simplified method, the expected term used in the calculation is 2.375 years. As of March 31, 2015, the full fair value of $41,038 has been expensed.

The following table presents the activity for common stock options during the three months ended March 31, 2015:

		Weighted
		Average
	Options	Exercise Price

Outstanding - December 31, 2014	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - March 31, 2015	200,000	$0.27

The weighted average remaining life of these 200,000 options as of March 31, 2015 and December 31, 2014 was 0.4 and 0.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of March 31, 2015 and December 31, 2014. The exercisable options have an intrinsic value of $54,000 and $56,000 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.4	200,000	0.27

As of December 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.6	200,000	0.27

(4) Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our CEO, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC and BOCO Investments, LLC, related party transactions.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ending March 31, 2015 and 2014, respectively. As of March 31, 2015 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended March 31, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $53,600 and $50,600, respectively. Of the $53,600 recorded in 2015, $53,600 is related party revenue for services performed on behalf of Nexcore Group LP, Bohemian Asset Management, Inc. and Omni Bio Pharmaceutical, Inc.  The Company, Nexcore and Bohemian are under common principal ownership. The Company, Nexcore and Omni Bio Pharmaceutical, Inc. are under common principal ownership.

As of March 31, 2015 and December 31, 2014, the Company had $18,000 and $41,125, respectively, of accounts receivable from related parties.

In 2014, the Board of Directors of NexCore Healthcare Capital Corp. authorized a $0.0675 per unit cash distribution to shareholders of record on December 1, 2014. In December 2014, the Company deposited a check in the amount of $111,038. In addition, the Board of Directors of NexCore Healthcare Capital Corp authorized a $0.025 per share cash dividend to shareholders of record on December 1, 2014. The Company received and deposited a check in the amount of $41,125 in January 2015. This amount is currently recorded as a dividend and related accounts receivable as of December 31, 2014.  The distribution was received in January, 2015.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. As of March 31, 2015, the principal and interest due on the note is $27,046. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.

On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 28, 2015. As of March 31, 2015, the principal and interest due on the note is $25,777.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

As of March 31, 2015 and December 31, 2014, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	March 31, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	-	-	-	1,707,107	-	630,776
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	$2,432
WestMountain Gold, Inc.	918,000	-	321,300	918,000	-	321,300
Total Shares or Units	1,786,463	-	$321,300	3,493,570	-	$982,309

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,725,000	1,645,000	$1,645

On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. This loss in value was deemed to be other than temporary and this investment was fully impaired during the three months ended March 31, 2015 resulting in a loss on impairment of available for sale marketable securities of $193,634.
 (5) Subsequent Events

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. As a result of this other than temporary loss in value, the Company's investment in this Company was fully impaired during the three months ended March 31, 2015 resulting in a loss of $193,634.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015 we had advisory/consulting revenues of $53,600 compared to $50,600 for the three months ended March 31, 2014.  This represents a 6% increase, or $3,000 over the two periods reported. Of the advisory/consulting fee revenue, $53,600 and $38,000, respectively, were from related parties.

All of the revenues of our clients in the first quarter ended March 31, 2015 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase of approximately 25% over the prior year's fiscal quarter. Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $84,381 for the three months ended March 31, 2015, compared to $100,264 for the three months ended March 31, 2014.  The cost decrease of $15,883 over the two periods is related to contract services provided to the company. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had net loss of $140,069 for the three months ended March 31, 2015, compared to net income of $131,367 for the three months ended March 31, 2014. The net income decreased by $271,436 between the two periods mainly due to a dividend received from a related party investment during the prior period and the impairment of the Company investment in Omni Bio Pharmaceutical, Inc. in the amount of $193,634. Total revenue decreased 6% or $3,000, operating expenses decreased 15% or $15,883, dividend income on non-marketable securities decreased $180,950 or 100%, and loss on impairment of available for sale marketable securities increase of $193,634 or 100%. Income tax benefit increased to $82,460 for the three months ended March 31, 2015 from income tax benefit of $81 for the three months ended March 31, 2014.

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

As of March 31, 2015, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of March 31, 2015.

Company Name	Shares	Units
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Class B Units	-	1,645,000
Nexcore Real Estate LLC	1,645,000	-
WestMountain Distressed Debt, Inc.	80,000	-
Total Shares or Units	1,925,000	1,645,000
Total	3,957,757	1,645,000

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

Our ninth position is with Omni Bio Pharmaceutical, Inc. On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,635. As of March 31, 2015, we fully impaired this investment resulting in a loss on impairment of available for sale marketable securities of $193,635.

              On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. As of March 31, 2015, the principal and interest due on the note is $27,046. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.

              On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 28, 2015. As of March 31, 2015, the principal and interest due on the note is $25,777.

              On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $334,855.

Net cash used in operating activities were $85,556 for the three months ended March 31, 2015, compared to net cash provided by operating activities of $425,939 for the three months ended March 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company had $18,000 and $41,125, respectively, of accounts receivable from related parties. The amount due in 2014 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2015. In addition, On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations.  Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,635. As of March 31, 2015, we fully impaired this investment resulting in a loss on impairment of available for sale marketable securities of $193,635.

Net cash used in investing activities was $25,000 for the three months ended March 31, 2015, compared to $52 for the three months ended March 31, 2014. The Company converted its 866,000 warrants into shares, in the first quarter of 2014 in the amount of $52.

On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 28, 2015. As of March 31, 2015, the principal and interest due on the note is $25,777.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC's rules and forms due to the existence of material weaknesses.

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

Risks Related to Our Business and Industry

We have a limited operating history. We have not been profitable for our two most recent fiscal years We may never be profitable again, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable at our two most recent fiscal year ends, and we were not profitable in our most recent fiscal quarter. We cannot guarantee that we will be profitable again, and, as a result, we could go out of business.

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

We currently rely upon clients under common principal control of our majority shareholder for the majority of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

100% of the revenues of our clients in the first quarter ended March 31, 2015 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase of approximately 25% over the prior year's fiscal quarter. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

We were not profitable in the last two quarters. As of March 31, 2015, we had a cash position of $334,855. We anticipate that operating costs will be approximately $380,000 for the fiscal year ending December 31, 2015. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

There has been, and continues to be, a limited public market for our common stock. We trade under the symbol WASM. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of product enhancements that reduce the need for the products our projects may develop;

•	departures of key personnel.

Of our total outstanding shares as of March 31, 2015, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 6.  EXHIBITS

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 15, 2015.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)