Form 10-Q
period 2015-06-30
WESTMOUNTAIN Co
filed 2015-08-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 13, 2015, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$303,474	$445,411
Investments in marketable securities	138,549	1,006,230
Accounts receivable, related parties	12,000	41,125
Accounts receivable	28,614	12,300
Income tax receivable	14,457	-
Note receivable, related parties	65,448	25,937
Prepaid expenses	13,021	9,807
Deferred tax asset, net	209,390	-
Total current assets	784,953	1,540,810

Property and equipment, net of accumulated depreciation of	6,856	6,173
$10,502 and $9,473, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$823,454	$1,578,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$32,564	$37,293
Deferred tax liability	-	107,958
Income tax payable	-	68,662
Total current liabilities	32,564	213,913
Total liabilities	32,564	213,913

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated earnings (deficit)	(140,599)	8,952
Other comprehensive (loss) income, net	(5,384)	418,890
Total shareholders' equity	790,890	1,364,715
Total liabilities and shareholders' equity	$823,454	$1,578,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Advisory/consulting fees, related parties	$38,614	$38,000	$80,214	$76,000
Advisory/consulting fees	12,000	6,600	24,000	19,200
Total revenue	50,614	44,600	104,214	95,200

Operating expenses:
Selling, general and administrative expenses	73,814	89,335	158,195	189,599
Total operating expenses	73,814	89,335	158,195	189,599

Net loss from operations	(23,200)	(44,735)	(53,981)	(94,399)

Other income/(expense)
Interest income	2,625	-	4,511	-
Dividend income on non marketable securities	-	1,425	-	182,375
Distribution income on non marketable securities	5,510	-	5,510	-
Loss on impairment of available for sale marketable securities	-	-	(193,634)	-
Realized loss on available for sale marketable securities	-	(5,955)	-	(5,955)
Total other income/(expense)	8,135	(4,530)	(183,613)	176,420

Net income (loss) before income taxes	(15,065)	(49,265)	(237,594)	82,021

Income tax benefit	(5,583)	(8,416)	(88,043)	(8,497)
Net income (loss)	$(9,482)	$(40,849)	$(149,551)	$90,518
Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	(149,912)	(185,162)	(424,274)	(181,841)
Comprehensive loss	$(159,394)	$(226,011)	$(573,825)	$(91,323)

Basic net (loss) income per share	$(0.00)	$(0.00)	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.00)	$(0.00)	$(0.02)	$0.01

Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(149,551)	$90,518
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,029	793
Realized loss on available for sale marketable securities	-	5,955
Loss on impairment of available for sale marketable securities	193,634	-
Deferred income benefit	(67,574)	(8,497)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(7,725)	2,007
Accounts receivable	(16,314)	6,415
Accounts receivable, related parties	29,125	388,800
Accounts payable and accrued liabilities	(4,731)	(43,056)
Income tax receivable	(83,119)	(8,441)
Deferred revenue	-	(33,559)
Net cash (used in) provided by operating activities	(105,226)	400,935

Cash flows from investing activities:
Loan to related party	(35,000)	-
Purchases of equipment	(1,711)	-
Proceeds from the sale of available for sale securities	-	936
Purchases of investments	-	(52)
Net cash (used in) provided by investing activities	(36,711)	884

Net change in cash and cash equivalents	(141,937)	401,819
Cash and cash equivalents, beginning of period	445,411	57,992
Cash and cash equivalents, end of period	$303,474	$459,811

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$62,650	$42,000
Interest	$-	$-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$424,274	$181,841

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

Unaudited Financial Information

The accompanying financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at June 30, 2015 and its operating results for the three and six months ended June 30, 2015 and 2014 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 is not necessarily an indication of operating results to be expected for the year.

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

Income Tax Receivable

As of June 30, 2015, the Company had an income tax receivable of $14,457 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2015 and December 31, 2014 respectively, we held available-for-sale marketable securities with an aggregate fair value of $138,549 and $1,006,230 respectively.  As of June 30, 2015, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the three months ended June 30, 2015 and 2014 in the amounts of ($149,912) and ($185,162), respectively and for the six months ended June 30, 2015 and 2014 in the amounts of ($424,274) and ($181,841), respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2015 and December 31, 2014, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$138,549	$ -	$ -	$138,549

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$1,006,230	$ -	$ -	$1,006,230

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of June 30, 2015 and December 31, 2014 are summarized below.

			As of June 30, 2015
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	99,750	0.0042	3,648	(96,102)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1750	$43,101	(3,386)
WestMountain Gold, Inc.	918,000	918	0.1000	$91,800	90,882
Totals	2,032,757	$147,156		$138,549	$(8,606)

			As of December 31, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,635	$0.3695	$630,776	$437,141
Hangover Joe's Holding Corporation	868,463	99,750	0.0028	2,432	(97,318)
Silver Verde May Mining Co., Inc	246,294	46,488	0.2100	51,722	5,234
WestMountain Gold, Inc.	918,000	918	0.3500	321,300	320,382
Totals	3,739,864	$340,791		$1,006,230	$665,439

On May 7, 2015 Omni Bio Pharmaceutical, Inc. filed a Form 8K announcing it has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the six months ended June 30, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have an other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

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

The Company's investments in nonmarketable securities accounted for under the cost method as of June 30, 2015 and December 31, 2014 are summarized below.

	June 30, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value

Nonmarketable Securities:
SKRP 16, Inc.	200,000		$30,000	200,000		$30,000
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-		1,645,000	-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,925,000	1,645,000	$31,645	1,925,000	1,645,000	$31,645

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

(3) Stockholders Equity

Common Stock
There were 9,517,402 shares of common stock outstanding as of June 30, 2015 and December 31, 2014.

No common shares were issued or cancelled during the three and six months ended June 30, 2015.

Stock options
The following table presents the activity for common stock options during the six months ended June 30, 2015:

		Weighted
		Average
	Options	Exercise Price

Outstanding - December 31, 2014	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - June 30, 2015	200,000	$0.27

The weighted average remaining life of these 200,000 options as of June 30, 2015 and December 31, 2014 was 0.1 and 0.6 years respectively.

The following table presents the composition of options outstanding and exercisable as of June 30, 2015 and December 31, 2014. The exercisable options have an intrinsic value of $26,000 and $56,000 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.1	200,000	0.27

As of December 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.6	200,000	0.27

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the three months ending June 30, 2015 and 2014 and $-0- and $6,000 for the six months ending June 30, 2015 and 2014, respectively. As of June 30, 2015 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended June 30, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $50,614 and $44,600, respectively. Of the $50,614 total revenue, $38,614 was related party revenue. For the six months ended June 30, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $104,214 and $95,200, respectively. Of the $104,214 recorded in 2015, $80,214 is related party revenue. Related party revenue for the three and six months ended June 30, 2015 and 2014 were for services performed on behalf of Nexcore Group LP, Omni Bio Pharmaceutical Inc. and Bohemian Asset Management, Inc. The Company, Nexcore, Omni Bio Pharmaceutical, Inc. and WestMountain Gold, Inc. are under common principal ownership.

As of June 30, 2015 and December 31, 2014, the Company had $12,000 and $41,125, respectively, of accounts receivable from related parties.

In 2014, the Board of Directors of NexCore Healthcare Capital Corp. authorized a $0.0675 per unit cash distribution to shareholders of record on December 1, 2014. In December 2014, the Company deposited a check in the amount of $111,038. In addition, the Board of Directors of NexCore Healthcare Capital Corp authorized a $0.025 per share cash dividend to shareholders of record on December 1, 2014. The Company received and deposited a check in the amount of $41,125 in January 2015. This amount was recorded as a dividend and related accounts receivable as of December 31, 2014.  The distribution was received in January, 2015.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015. As of June 30, 2015, principal and interest due on this note is $28,251.

On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 28, 2015. As of June 30, 2015, the principal and interest due on the note is $26,911.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015. As of June 30, 2015, the principal and interest due on the note is $10,286.

As of June 30, 2015 and December 31, 2014, the following is a summary of related party notes receivable.

As of June 30, 2015
Note
		Principal	Interest	Total
Date	Due Date	Due	Due	Due

April 18, 2015	October 18, 2015	$27,256	$995	$28,251
January 27, 2015	July 27, 2015	25,000	1,911	26,911
May 4, 2015	November 4, 2015	10,000	286	10,286
TOTAL DUE		$62,256	$3,192	$65,448

As of December 31, 2014
Note
		Principal	Interest	Total
Date	Due Date	Due	Due	Due

October 17, 2014	April 17, 2015	$25,000	$937	$25,937
TOTAL DUE		$25,000	$937	$25,937

As of June 30, 2015 and December 31, 2014, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	June 30, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$3,648	868,463	-	$2,432
WestMountain Gold, Inc.	918,000	-	91,800	918,000	-	321,300
Total Shares or Units	1,786,463	-	$95,448	1,786,463	-	$323,732

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,725,000	1,645,000	$1,645

On May 7, 2015 Omni Bio Pharmaceutical, Inc. filed a Form 8K announcing it has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the six months ended June 30, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have an other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

As a result, we have deleted the company from our list of investments.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015 we had advisory/consulting revenues of $50,614 compared to $44,600 for the three months ended June 30, 2014.  This represents a 13% increase, or $6,014 over the two periods reported. Of the advisory/consulting fee revenue, $50,614 and $38,000, respectively, were from related parties.  This represents a $12,614 increase over the two periods or a 33% increase.

All of the revenues of our clients in the second quarter ended June 30, 2015 came from entities which were under common principal ownership with our majority shareholder. Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $73,814 for the three months ended June 30, 2015, compared to $89,335 for the three months ended June 30, 2014.  The 17% cost decrease, or $15,521, is related to contract services provided to the company. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $9,482 and $40,849 for the three months ended June 30, 2015 and 2014 respectively. The net loss decreased 77% or $31,367 between the two periods. This decrease was mainly due to the increase in revenue and decrease expenses. Below is a table that summarizes the changes over the 3 months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,		Change
	2015	2014	Dollar	Percent
Revenue	$50,614	$44,600	6,014	13%
Operating expenses	73,814	89,335	(15,521)	-17%
Loss from operations	(23,200)	(44,735)	21,535	-48%
Other income/(expense)	8,135	(4,530)	12,665	-280%
Loss before income taxes	(15,065)	(49,265)	34,200	-69%
Income benefit expense	(5,583)	(8,416)	2,833	-34%
Net loss	$(9,482)	$(40,849)	31,367	-77%

The following discussion involves our results of operations for the six months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015 we had advisory/consulting revenues of $104,214 compared to $95,200 for the six months ended June 30, 2014.  This represents a 9% increase, or $9,014 over the two periods reported. Of the advisory/consulting fee revenue, $104,214 and $76,000, respectively, were from related parties. This represents a $28,214 increase over the two periods or a 37% increase.

For the six months ended June 30, 2015, $24,000 came from entities which were under common principal ownership with our majority shareholder. Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.  Operating expenses, consisting primarily of selling, general and administrative costs were $158,195 for the six months ended June 30, 2015, compared to $189,599 for the six months ended June 30, 2014.  The 17% cost decrease, or $31,404, is related to contract services provided to the company. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $149,551 and net income of $90,518 for the six months ended June 30, 2015 and 2014 respectively. The net loss increased 265% or $240,069 between the two periods. The increase in loss was mainly due to the increase in revenue and operating expenses, and an increase in realized loss on available for sale marketable securities related to the investment write off of Omni Bio Pharmaceuticals.  Below is a table that summarizes the changes over the 6 months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,		Change
	2015	2014	Dollar	Percent
Revenue	$104,214	$95,200	9,014	9%
Operating expenses	158,195	189,599	(31,404)	-17%
Loss from operations	(53,981)	(94,399)	40,418	-43%
Other income/(expense)	(183,613)	176,420	(360,033)	-204%
Income(Loss) before income taxes	(237,594)	82,021	(319,615)	-390%
Income tax benefit	(88,043)	(8,497)	(79,546)	936%
Net income(Loss)	$(149,551)	$90,518	(240,069)	-265%

On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

As of June 30, 2015, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of June 30, 2015.

Company Name	Shares	Units
Marketable Securities:
		-
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Class B Units	-	1,645,000
Nexcore Real Estate LLC	1,645,000	-
WestMountain Distressed Debt, Inc.	80,000	-
Total Shares or Units	1,925,000	1,645,000
Total	3,957,757	1,645,000

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

Our ninth position is with Omni Bio Pharmaceutical, Inc. On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  As a result, we have deleted the company from our list of investments.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,635. As of June 30, 2015, we reclassified the cost of this investment as a loss on the income statement, net of any tax impact.

              On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015. As of June 30, 2015, principal and interest due on this note is $28,251.

On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 28, 2015. As of June 30, 2015, the principal and interest due on the note is $26,911.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015. As of June 30, 2015, the principal and interest due on the note is $10,286.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $303,474.

Net cash used in operating activities were $105,226 for the six months ended June 30, 2015, compared to net cash provided by operating activities of $400,935 for the six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the Company had $12,000 and $41,125, respectively, of accounts receivable from related parties. The amount due in 2014 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2015. In addition, On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K. As a result, we have deleted the company from our list of investments.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations.  Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,635. As of June 30, 2015, we reclassified the cost of this investment as a loss on the income statement, net of any tax impact.

Net cash used in investing activities was $36,711 for the six months ended June 30, 2015, compared to net cash provided by investing activities of $884 for the six months ended June 30, 2014. The Company converted its 866,000 warrants into shares, in the first quarter of 2014 in the amount of $52.

The Company entered into three separate promissory notes with WestMountain Distressed Debt, Inc. Below is a summary of the promissory notes for the Balance Sheet periods represented.

As of June 30, 2015
Note
		Principal	Interest	Total
Date	Due Date	Due	Due	Due

April 18, 2015	October 18, 2015	$27,256	$995	$28,251
January 27, 2015	July 27, 2015	25,000	1,911	26,911
May 4, 2015	November 4, 2015	10,000	286	10,286
TOTAL DUE		$62,256	$3,192	$65,448

As of December 31, 2014
Note
		Principal	Interest	Total
Date	Due Date	Due	Due	Due

October 17, 2014	April 17, 2015	$25,000	$937	$25,937
TOTAL DUE		$25,000	$937	$25,937

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

Risks Related to Our Business and Industry

We have a limited operating history. We have not been profitable for our most recent fiscal year and our most recent fiscal quarter. We may never be profitable again, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have not been profitable for our most recent fiscal year end, and we were not profitable in our most recent fiscal quarter. We cannot guarantee that we will be profitable again, and, as a result, we could go out of business.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 77% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 24% of the revenues of our clients in the six months ended June 30, 2015 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an increase of approximately 3% over the prior year's fiscal six months. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

As of June 30, 2015, we had a cash position of $303,474. We anticipate that operating costs will be approximately $380,000 for the fiscal year ending December 31, 2015. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2015, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2015.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)