Form 10-Q
period 2015-09-30
WESTMOUNTAIN Co
filed 2015-11-12
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 10, 2015, was 9,517,402.

FORM 10-Q
WestMountain Company

PART I  FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company "we," "us," and "our," refer to WestMountain Company, a Colorado corporation, and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$271,591	$445,411
Investments in marketable securities	108,127	1,006,230
Accounts receivable, related parties	-	41,125
Accounts receivable	36,539	12,300
Income tax receivable	73,329	-
Note receivable, related	68,344	25,937
Prepaid expenses	3,293	9,807
Deferred tax asset, net	178,716	-
Total current assets	739,939	1,540,810

Property and equipment, net of accumulated depreciation of	6,342	6,173
$11,016 and $9,473, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$777,926	$1,578,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$34,109	$37,293
Deferred tax liability	-	107,958
Income tax payable	-	68,662
Total current liabilities	34,109	213,913
Total liabilities	34,109	213,913

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated earnings (deficit)	(168,523)	8,952
Other comprehensive (loss) income, net	(24,533)	418,890
Total shareholders' equity	743,817	1,364,715
Total liabilities and shareholders' equity	$777,926	$1,578,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Advisory/consulting fees, related parties	$33,786	$41,000	$114,000	$117,000
Advisory/consulting fees	16, 439	3,600	40,439	22,800
Total revenue	50,225	44,600	154,439	139,800

Operating expenses:
Selling, general and administrative expenses	86,375	72,537	244,570	262,136
Total operating expenses	86,375	72,537	244,570	262,136

Net loss from operations	(36,150)	(27,937)	(90,131)	(122,336)

Other income/(expense)
Interest income	2,896	-	7,407	-
Dividend income on non marketable securities	-	-	-	182,375
Distribution income on non marketable securities	-	-	5,510	-
Loss on impairment of available for sale marketable securities	-	-	(193,634)	-
Realized loss on available for sale marketable securities	-	-	-	(5,955)
Total other income/(expense)	2,896	-	(180,717)	176,420

Net income (loss) before income taxes	(33,254)	(27,937)	(270,848)	54,084

Income tax benefit	(5,330)	(16,545)	(93,373)	(25,042)
Net income (loss)	$(27,924)	$(11,392)	$(177,475)	$79,126
Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	(19,149)	(129,174)	(443,423)	(311,015)
Comprehensive loss	$(47,073)	$(140,566)	$(620,898)	$(231,889)

Basic net (loss) income per share	$(0.00)	$(0.00)	$(0.02)	$0.01
Diluted net (loss) income per share	$(0.00)	$(0.00)	$(0.02)	$0.01

Basic weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(177,475)	$79,126
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,543	793
Realized loss on available for sale marketable securities	-	5,955
Loss on impairment of available for sale marketable securities	193,634	-
Deferred income benefit	(25,628)	4,827)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	6,514	1,237
Accounts receivable	(24,239)	6,383
Accounts receivable, related parties	41,125	379,800
Accounts payable and accrued liabilities	(3,184)	(79,380	) )
Income tax receivable	(141,991)	-)
Deferred revenue	-	(40,000)
Net cash (used in) provided by operating activities	(129,701)	358,741

Cash flows from investing activities:
Loan to related party	(42,407)	(25,000)
Purchases of equipment	(1,712)	-
Proceeds from the sale of available for sale securities	-	936
Purchases of investments	-	(52	) )
Net cash (used in) provided by investing activities	(44,119)	(24,116)

Net change in cash and cash equivalents	(173,820)	334,625
Cash and cash equivalents, beginning of period	445,411	57,992
Cash and cash equivalents, end of period	$271,591	$392,617

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$62,650	$43,690
Interest	$-	$-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$443,423	$311,015

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

Unaudited Financial Information

The accompanying financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at September 30, 2015 and its operating results for the three and nine months ended September 30, 2015 and 2014 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 is not necessarily an indication of operating results to be expected for the year.

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

Income Tax Receivable

As of September 30, 2015, the Company had an income tax receivable of $73,329 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2015 and December 31, 2014 respectively, we held available-for-sale marketable securities with an aggregate fair value of $108,127 and $1,006,230 respectively.  As of September 30, 2015, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the three months ended September 30, 2015 and 2014 in the amounts of ($19,149) and ($129,174), respectively and for the nine months ended September 30, 2015 and 2014 in the amounts of ($443,423) and ($311,015), respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2015 and December 31, 2014, were as follows:

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$108,127	$ -	$ -	$108,127

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$1,006,230	$ -	$ -	$1,006,230

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of September 30, 2015 and December 31, 2014 are summarized below.

			As of September 30, 2015
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	99,750	0.0023	1,997	(97,753)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1700	$41,870	(4,618)
WestMountain Gold, Inc.	918,000	918	0.0700	$64,260	63,342
Totals	2,032,757	$147,156		$108,127	$(39,029)

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

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

On May 7, 2015 Omni Bio Pharmaceutical, Inc. filed a Form 8K announcing it has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the nine months ended September 30, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

Investments in Nonmarketable Securities

The Company's investments in nonmarketable securities accounted for under the cost method as of September 30, 2015 and December 31, 2014 are summarized below.

	September 30, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$30,000	200,000	-	$30,000
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	-	-	1,645,000	-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,925,000	1,645,000	$31,645	1,925,000	1,645,000	$31,645

(3) Stockholders Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of September 30, 2015 and December 31, 2014.

No common shares were issued or cancelled during the three and nine months ended September 30, 2015.

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

Stock options
The following table presents the activity for common stock options during the nine months ended September 30, 2015:

		Weighted
		Average
	Options	Exercise Price

Outstanding - December 31, 2014	200,000	$0.27
Granted	-	-
Forfeited/canceled/expired	(200,000)	-
Exercised	-	-
Outstanding - September 30, 2015	-	$-

All outstanding options expired during the nine months ended September 30, 2015.

The following table presents the composition of options outstanding and exercisable as of September 30, 2015 and December 31, 2014. The exercisable options have an intrinsic value of $-0- and $96,000 as of September 30, 2015 and December 31, 2014.

As of September 30, 2015:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
-	-	0.0	-	-

As of December 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000	0.6	200,000	0.27

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014.  Total expenses incurred with Bohemian Companies were $-0- for the three months ending September 30, 2015 and 2014 and $-0- for the nine months ending September 30, 2015 and 2014, respectively. As of September 30, 2015 the Company had no balance due to Bohemian Companies, LLC.

For the three months ended September 30, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $50,225 and $44,600, respectively. Of the $50,225 and $44,600 recorded in 2015 and 2014 respectively, $34,000 and $41,000 is related party revenue for services performed on behalf of Nexcore Group LP and Omni Bio Pharmaceutical Inc. For the nine months ended September 30, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $154,439 and $139,800, respectively. Of the $154,439 and $139,800 recorded in 2015 and 2014 respectively, $114,000 and $117,000 is related party revenue for services performed on behalf of Nexcore Group LP, Omni Bio Pharmaceutical Inc., WestMountain Gold, Inc., and Bohemian Asset Management, Inc. The Company, Nexcore, Omni Bio Pharmaceutical, Inc. and WestMountain Gold, Inc. are under common principal ownership. As of September 30, 2015 and December 31, 2014, the Company had $-0- and $41,125, respectively, of accounts receivable from related parties.

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

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note was $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of September 30, 2015, principal and interest due on this note is $28,117.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. As of September 30, 2015, principal and interest due on this note was $10,740. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2015 and December 31, 2014, the following is a summary of related party notes receivable.

As of September 30, 2015
Note
Due		Principal	Interest	Total
Date	Date	Due	Due	Due

April 18, 2015	April 18, 2016	$27,256	$2,231	$29,487
July 27, 2015	January 27, 2016	27,244	873	28,117
May 4, 2015	May 4, 2016	10,000	740	10,740
TOTAL DUE		$64,500	$3,844	$68,344

As of December 31, 2014
Note
Due		Principal	Interest	Total
Date	Date	Due	Due	Due

October 17, 2014	April 17, 2015	$25,000	$937	$25,937
TOTAL DUE		$25,000	$937	$25,937

As of September 30, 2015 and December 31, 2014, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	September 30, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	1,997	868,463	-	$2,432
WestMountain Gold, Inc.	918,000	-	64,260	918,000	-	321,300
Total Shares or Units	1,786,463	-	$66,257	1,786,463	-	$323,732

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	1,645,000	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	1,645,000	-	1,645	1,645,000	-	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,725,000	1,645,000	$1,645	1,,725,000	1,645,000	$1,645

On May 7, 2015 Omni Bio Pharmaceutical, Inc. filed a Form 8K announcing it has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the nine months ended September 30, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634. As a result, we have deleted the company from our list of investments.

(5) Subsequent Event

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note was $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. As of September 30, 2015, principal and interest due on this note was $10,740.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

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

Results of Operations

The following discussion involves our results of operations for the three months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015 we had advisory/consulting revenues of $50,225 compared to $44,600 for the three months ended September 30, 2014.  This represents a 13% increase, or $5,625 over the two periods reported. Of the advisory/consulting fee revenue, $33,786 and $41,000, respectively, were from related parties. This represents a $7,214 decrease over the two periods or a 18% decrease.

Of all of the revenues for the third quarter ended September 30, 2015, 68% of our clients came from entities which were under common principal ownership with our majority shareholder. Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $86,375 for the three months ended September 30, 2015, compared to $72,537 for the three months ended September 30, 2014.  The 19% cost increase, or $13,838, is related to contract services provided to the Company. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $27,924 and $11,392 for the three months ended September 30, 2015 and 2014 respectively. The net loss increased 145% or $16,532 between the two periods. This increase was mainly due to the increase in administrative expenses and decrease tax benefits. Below is a table that summarizes the changes over the 3 months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,		Change
	2015	2014	Dollar	Percent
Revenue	$50,225	$44,600	$5,625	13%
Operating expenses	86,375	72,537	13,838	19%
Loss from operations	(36,150)	(27,937)	(8,213)	29%
Other income/(expense)	2,896	-	2,896	100%
Loss before income taxes	(33,254)	(27,937)	(5,317)	19%
Income tax benefit	(5,330)	(16,545)	11,215	-68%
Net loss	$(27,924)	$(11,392)	$(16,532)	145%

The following discussion involves our results of operations for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015 we had advisory/consulting revenues of $154,439 compared to $139,800 for the nine months ended September 30, 2014.  This represents a 10% increase, or $14,639 over the two periods reported. Of the advisory/consulting fee revenue, $114,000 and $117,000, respectively, were from related parties. This represents a $3,000 decrease over the two periods or a 3% decrease.

Of all of the revenues for the nine months ended September 30, 2015, 74% of our clients came from entities which were under common principal ownership with our majority shareholder. Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses, consisting primarily of selling, general and administrative costs were $244,570 for the nine months ended September 30, 2015, compared to $262,136 for the nine months ended September 30, 2014.  The 7% cost decrease, or $17,566, is related to contract services provided to the Company. We believe that our selling, general and administrative costs will increase as we grow our business activities going forward, although we cannot predict the extent of such growth.

We had a net loss of $177,475 and net income of $79,126 for the nine months ended September 30, 2015 and 2014 respectively. The net loss increased 324% or $256,601 between the two periods. The increase in loss was mainly due to the increase in revenue and operating expenses, and an increase in realized loss on available for sale marketable securities related to the investment write off of Omni Bio Pharmaceuticals.  Below is a table that summarizes the changes over the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,		Change
	2015	2014	Dollar	Percent
Revenue	$154,439	$139,800	14,639	10%
Operating expenses	244,570	262,136	(17,566)	-7%
Loss from operations	(90,131)	(122,336)	32,205	-26%
Other income/(expense)	(180,717)	176,420	(357,137)	202%
Income(Loss) before income taxes	(270,848)	54,084	(324,932)	-601%
Income tax benefit	(93,373)	(25,042)	(68,331)	273%
Net income(Loss)	$(177,475)	$79,126	(256,601)	324%

                On January 3, 2014, NexCore Healthcare Capital Corp. declared a $0.10 per share cash dividend to holders of NexCore common stock of record on January 16, 2014. As of that date, the Company owned 1,645,000 shares of common stock and received a cash dividend of $164,500.

As of September 30, 2015, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of September 30, 2015.

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

Our ninth position is with Omni Bio Pharmaceutical, Inc. On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  As a result, we have deleted the company from our list of investments.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,635. As of September 30, 2015, we reclassified the cost of this investment as a loss on the income statement, net of any tax impact.

  On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note was $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of September 30, 2015, principal and interest due on this note is $28,117.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $271,591.

Net cash used in operating activities were $129,701 for the nine months ended September 30, 2015, compared to net cash provided by operating activities of $358,741 for the nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the Company had $-0- and $41,125, respectively, of accounts receivable from related parties. The amount due in 2014 represents distribution income due from Nexcore Real Estate LLC. The receivable was collected in January 2015. In addition, On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K. As a result, we have deleted the company from our list of investments.   This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations.  Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,634. As of September 30, 2015, we reclassified the cost of this investment as a loss on the income statement, net of any tax impact.

Net cash used in investing activities was $44,119 for the nine months ended September 30, 2015, compared to net cash used in investing activities of $24,116 for the nine months ended September 30, 2014. In the first quarter of 2014, the Company converted its 866,000 warrants into shares, in the amount of $52.

The Company entered into three separate promissory notes with WestMountain Distressed Debt, Inc. Below is a summary of the promissory notes for the Balance Sheet periods represented.

As of September 30, 2015
Promissory Notes
Due		Principal	Interest	Total
Date	Date	Due	Due	Due

April 18, 2015	April 18, 2016	$27,256	$2,231	$29,487
July 27, 2015	January 27, 2016	27,244	873	28,117
May 4, 2015*	May 4, 2016	10,000	740	10,740
TOTAL DUE		$64,500	$3,844	$68,344

As of December 31, 2014
Promissory Note
Due		Principal	Interest	Total
Date	Date	Due	Due	Due

October 17, 2014	April 17, 2015	$25,000	$937	$25,937
TOTAL DUE		$25,000	$937	$25,937

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note was $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. As of September 30, 2015, principal and interest due on this note was $10,740.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

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

We currently rely upon clients under common principal control of our majority shareholder for approximately 74% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 74% of the revenues of our clients in the nine months ended September 30, 2015 came from entities which were under common principal ownership with our majority shareholder. This percentage represents an decrease of approximately 10% over the prior year's fiscal nine months. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

If we do not generate adequate revenues to finance our operations, our business may fail.

As of September 30, 2015, we had a cash position of $271,591. We anticipate that operating costs will be approximately $380,000 for the fiscal year ending December 31, 2015. These operating costs include payroll and related costs, travel, office lease, contract services and all other costs of operations. We also use contract employees.  However, the operating costs and expected revenue generation are difficult to predict. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of substantial operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of September 30, 2015, a total of 8,325,000, or approximately 91.9%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 12, 2015.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)