Form 10-K
period 2015-12-31
WESTMOUNTAIN Co
filed 2016-04-13
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2015

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

1001-A E. Harmony Road, #366
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

As of April 13, 2016, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $251,378.

FORM 10-K

WestMountain Company

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company," "we," "us," and "our," refer to WestMountain Company,  a Colorado corporation, and our wholly-owned subsidiaries WestMountain Business Consulting, Inc., WestMountain Valuation Services, Inc., and WestMountain Allocation Analysis, Inc.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We are a fee-based marketing, media and investor relations consultant to public and private companies. We may also invest in companies from time to time, including our clients as a secondary activity.

We operate out of one office in Colorado. Currently, our principal business address is 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. As of April 1, 2016 our new address will be 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525. We have no specific plans at this point for additional offices.

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

On February 26, 2014, we amended our Articles of Incorporation to change our name to WestMountain Company. We were formerly known as WestMountain Asset Management, Inc. No other changes were made to our Articles of Incorporation.
Operations

  We act as a fee-based marketing, media and investor relations consultant to public and private companies. We may also invest in companies from time to time, including our clients as a secondary activity.

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

Approximately 73.9% of the revenues of our clients in fiscal year 2015 came from entities which were under common principal ownership with our majority shareholder. For the years ended December 31, 2015 and 2014, we recorded advisory/consulting revenue of $205,667 and $189,200 respectively. Of the $205,667 and $189,200 recorded advisory/consulting revenue in 2015 and 2014, $152,000 and $152,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group, LP and Bohemian Asset Management, Inc. We and the related parties have common affiliates.

As of December 31, 2015 and 2014, the Company recorded $6,000 and $41,125, respectively, as accounts receivable related party on its balance sheet. In 2015, one of the Company's investments declared a distribution of $274,715.  In 2014, one of the Company's investments declared a distribution of $41,125. The receivable was collected in January, 2015.

Our principal executive office is located on 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with monthly common area fees. Effective April 1, 2016, our new address will be 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

Currently, we believe that we have sufficient capital to sustain our business operations through December 31, 2016. We were not profitable for the fiscal year ended December 31, 2015 but were profitable for the fiscal year ended December 31, 2014. If we can sustain ongoing profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Customers and Competition

Our business involves acting as a fee-based marketing and media consultant and, secondarily, as an investor. Both businesses are highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully develop our business plan in this highly competitive environment. We cannot guarantee that we will be able to continue to do so successfully.

Backlog

At December 31, 2015, we had no backlogs.

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
Effective April 1, 2016, our investor relations department can be contacted at our principal executive office located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have been profitable for the fiscal year ended December 31, 2014, we were not profitable for the fiscal year ended December 31, 2015 and prior to 2013.  If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have been profitable for the fiscal year ended December 31, 2014, we were not profitable for the fiscal year ended December 31, 2015 and prior to 2013. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 74% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 73.9% of the revenues of our clients in fiscal year 2015 came from entities which were under common principal ownership with our majority shareholder. This was down from 80.34% in 2014. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2015, we had a cash position of $579,971. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2016. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Because our proposed business may involve the identification, acquisition and development of investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us, which could negatively affect the price and trading of our securities.

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

Of our total outstanding shares as of December 31, 2015, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. Our office is leased from an unaffiliated third party under a monthly lease at the rate of $323 per month.  Effective April 1, 2016, our office will be located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2015, there were fifty-two record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009. The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2015 and 2014.

	Closing Bid Price
	High	Low
2015
First Quarter	$0.55	$0.55
Second Quarter	$0.55	$0.40
Third Quarter	$0.40	$0.40
Fourth Quarter	$0.40	$0.35

	Closing Bid Price
	High	Low
2014
First Quarter	$0.75	$0.33
Second Quarter	$0.75	$0.75
Third Quarter	$0.75	$0.75
Fourth Quarter	$0.75	$0.55

The last date that our common stock was traded was on December 18, 2015. On that date, the most recent date that the stock traded, the closing bid price of our common stock in the OTC Bulletin Board was $0.35 per share, volume was 138 shares, and the number of shares issued and outstanding was 9,517,402.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options to our employees. As stated in the compensation plan, these options have a four year term. Fifty percent of the options were vested and exercisable immediately, 25% on the first anniversary date of August 15, 2012 and 25% on the second anniversary date of August 15, 2013. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. Given a risk free rate of 0.99% a volatility input of 99.96% and using the simplified method, the maturity time used in the calculation is 2.375 years.  All of the options have expired as of December 31, 2015.

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

Results of Operations

For the fiscal year ended December 31, 2015 we had revenue of $205,667. In comparison for the fiscal year ended December 31, 2014 we had revenue of $189,200.  In 2015, we recorded consulting fees of $205,667, of which $152,000 were from a related party. We also recorded $-0- in management fees from a related party. We recorded consulting fees of $189,200 in the fiscal year ended December 31, 2014, of which $152,000 were from a related party, and $-0- in management fees from a related party.

Operating expenses were $395,416 and $379,604, respectively for the years ended December 31, 2015 and 2014. Of the $395,416, $446,346 was mostly related to payroll and contract services.  The remaining was a $60,937 write-off of notes receivable.

For the year ended December 31, 2015 we had a net loss of $91,486. In comparison for the year ended December 31, 2014 we had net income of $122,954. The decrease in net income was a result of a write-off of an investment in Omni Bio Pharmaceutical, Inc. of $193,634 in Other Income (Expense) and a write-off of note receivables of $60,937. For the fiscal year ended December 31, 2015, we received dividend and distribution income of $280,225, compared to dividend and distribution income of $305,059 for the fiscal year ended December 31, 2014, a decrease of $24,834.

As of December 31, 2015, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares. The table below lists the investments and total shares owned by us as of December 31, 2015.

Company Name	Shares	Units
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	-	-
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
NexCore Real Estate LLC (Class B Units)	-	1,645,000
WestMountain Distressed Debt	80,000

Total Shares or Units	280,000	1,645,000
Total	2,312,757	1,645,000

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

Liquidity and Capital Resources.

As of December 31, 2015, we had cash or cash equivalents of $579,971.

For the fiscal year ended December 31, 2015 net cash provided by operating activities was $171,272 compared to net cash provided by operating activities for the fiscal year ended December 31, 2014 of $417,708. The difference of $246,436 over the two years, was mainly associated with Accounts receivable, related parties change in 2014 of $352,738. This amount was mainly associated with dividends and distributions recorded in 2013 and respective cash was deposited in 2014. In addition, all but a $41,125 dividend for 2014 was received and deposited in 2014.  This $41,125 was collected during January 2015.

For the fiscal year ended December 31, 2015 net cash used by investing activities was $36,712 compared to net cash used in investing activities for the fiscal year ended December 31, 2014 of $30,289. In 2015 and 2014, we loaned $35,000 and $25,000 to a related party, respectively. In 2015, we wrote off all the related party notes receivable in the amount of $60,937,

For the fiscal years ended December 31, 2015 and 2014 net cash flows provided by financing activities were $-0-.

Over the next twelve months we do not expect any material or capital costs to develop operations.

Our daily operational expenses in 2015, excluding the write off of related party notes, decreased over 2015 as in 2014 we were paying marketing and social media expenses to raise awareness of our Company through our website, Facebook, and YouTube. Part of the marketing services increase was associated with outside marketing contractors that we used to assist us in meeting client deadlines.

On November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution payable to unit holders of record as of December 15, 2015. On December 18, 2015, we deposited a check in the amount of $274,715 as a result of that distribution. In addition, we posted the related tax impact of $5,510.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)" providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") — The evaluation of limited partnerships or similar entities as variable interest entities ("VIEs"), was modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company's financial statement presentation or disclosures.

Management believes there were various other accounting standards and interpretations issued during 2015 and 2014, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WestMountain Company
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheets of WestMountain Company and its subsidiaries (collectively, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
April 13, 2016

WestMountain Company
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current Assets:
Cash and cash equivalents	$579,971	$445,411
Investments in marketable securities	117,022	1,006,230
Accounts receivable, related party	6,000	41,125
Accounts receivable	16,435	12,300
Note receivable, related parties	-	25,937
Income tax receivable	19,873	-
Prepaid expenses	2,308	9,807
Deferred tax asset, net	106,208	-
Total current assets	847,817	1,540,810

Property and equipment, net of accumulated depreciation of	5,827	6,173
$11,531 and $9,473, respectively
Investments in nonmarketable securities, at cost	31,645	31,645
Total assets	$885,289	$1,578,628

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$44,133	$37,293
Accounts payable and accrued liabilities, related parties	5,751	-
Deferred tax liability	-	107,958
Income tax payable	-	68,662
Total current liabilities	49,884	213,913
Total liabilities	49,884	213,913

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated earnings (deficit)	(82,534)	8,952
Other comprehensive income (loss), net	(18,934)	418,890
Total shareholders' equity	835,405	1,364,715
Total liabilities and shareholders' equity	$885,289	$1,578,628

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	December 31,
	2015	2014

Revenue:
Advisory/consulting fees, related parties	$152,000	$152,000
Advisory/consulting fees	53,667	37,200
Total revenue	205,667	189,200

Operating expenses:
Selling, general and administrative expenses	334,479	379,604
Write-off of note receivable, related party	60,937	-
Total operating expenses	395,416	379,604

Loss from operations	(189,749)	(190,404)

Other income (expense)
Interest income	-	937
Dividend income on non marketable securities	-	205,625
Distribution income on non marketable securities	280,225	99,434
Impairment loss on available for sale marketable securities	(193,634)	-
Realized loss on available for sale marketable securities	-	(5,955)
Total other income (expense)	86,591	300,041

Net (loss) income before income taxes	(103,158)	109,637

Income tax (benefit)	(11,672)	(13,317)
Net (loss) income	$(91,486)	$122,954

Other comprehensive (loss)
Unrealized loss on investments in marketable equity securities, net of tax	(437,824)	(231,515)
Comprehensive (loss)	$(529,310)	$(108,561)

Basic net (loss) income per share	$(0.01)	$0.01
Diluted net (loss) income per share	$(0.01)	$0.01
Basic weighted average common shares outstanding	9,517,402	9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,636,805

The accompanying notes are an integral part of these consolidated financial statements.

.

WestMountain Company
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2015 and 2014

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	-	$-	9,517,402	$9,518	$927,355	$(114,002)	$650,405	$1,473,276

Unrealized loss on investments							(231,515)	(231,515)

Net income	-	-	-	-	-	122,954		122,954

Balance at December 31, 2014	-	$-	9,517,402	$9,518	$927,355	$8,952	$418,890	$1,364,715

Unrealized loss on investments							(437,824)	(437,824)

Net loss	-	-	-	-	-	(91,486)		(91,486)

Balance at December 31, 2015	-	$-	9,517,402	$9,518	$927,355	$(82,534)	$(18,934)	$835,405

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(91,486)	$122,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,058	793
Realized loss on available for sale marketable securities	-	5,955
Impairment loss on available for sale marketable securities	193,634	-
Deferred income tax (benefit) expense	43,584	(59,077)
Write-off of note receivable, related party	60,937	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	7,499	(6,522)
Accounts receivable	(4,135)	2,483
Accounts receivable, related parties	35,125	352,738
Accounts payable and accrued liabilities	6,840	(36,719)
Accounts payable, related parties	5,751	-
Income tax receivable	(88,535)	35,103
Net cash provided by operating activities	171,272	417,708

Cash flows from investing activities:
Purchases of equipment	(1,712)	(6,173)
Loan to related party	(35,000)	(25,000)
Purchases of investments	-	(52)
Proceeds from the sale of available for sale securities	-	936
Net cash (used in) investing activities	(36,712)	(30,289)

Net change in cash and cash equivalents	134,560	387,419
Cash and cash equivalents, beginning of period	445,411	57,992
Cash and cash equivalents, end of period	$579,971	$445,411

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$62,650	$43,690
Interest	-	-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$437,824	$231,515

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

The accompanying consolidated financial statements include the accounts of WestMountain Company and the following 100% owned subsidiaries, which were active at December 31, 2015:

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2015 and December 31, 2014.

Accounts Receivable

Accounts receivable consists of amounts due from consulting fees associated with marketing and media consulting and dividends due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2015 and 2014, the Company did not record any allowance against our accounts receivable balance.

Notes Receivable, Related Party

Notes receivable consists of unsecured loans to a related party and are reported at the outstanding principal balance including accrued interest. As of December 31, 2015 and 2014, the outstanding principal and accrued interest balance was $60,937, net of an allowance of $60,937 and $25,937, net of an allowance of $0, respectively.

Allowance for Loss on Note Receivable, Related Party

The allowance for loss on note receivable is the amount that, in the opinion of management, is necessary to absorb probable losses inherent in the note receivable.  The allowance is determined based upon numerous considerations including local economic conditions, a review of the value of collateral supporting the note receivable and the collectability of the note receivable. As a result of the test of adequacy, required adjustments to the allowance for loan losses are made periodically by changes to the provision for loss on note receivable. As of December 31, 2015 and 2014, the allowance for loss on note receivable was $60,937 and $0, respectively. A write-off of note receivable, related party was recognized in 2015 resulting in a loss of $60,937.
Related Parties
A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

The Company had three unsecured promissory notes from WestMountain Distressed Debt. On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

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

Concentrations

During the year ended December 31, 2015, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 74% of total revenue (39% and 35%, respectively). In addition, during 2015, one third party customer accounted for 23% of total revenue. During the year ended December 31, 2014, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 80% of total revenue (42% and 38%, respectively).

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2015 and 2014, the Company held available-for-sale securities with an aggregate fair value of $117,022 and $1,006,230, respectively.  As of December 31, 2015 and 2014, all of our available-for-sale securities were invested in publically traded equity holdings. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive income as of December 31, 2015 and 2014 in the amounts of $437,824 and $231,515, respectively. (See Note 2 for details of available for sale investments).

 The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2015, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$117,022	$ -	$ -	$117,022

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2014, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Available-for-sale
marketable securities	$ 1,006,230	$ -	$ -	$ 1,006,230

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2015 and 2014.

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

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments—Equity Method and Joint Ventures when recognizing these investments in the financial statements.  Under this method, any net income or net loss must be recorded against the Company's investment, not to exceed the original investment and recognized as additional income or loss on the Company's income statement. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of December 31, 2015 and 2014, the Company's investment in Marine Exploration is zero due to significant losses of the investee.

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

Earnings per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of the outstanding awards for the years ended December 31, 2015 and 2014 was $-0- and 119,403 shares, respectively.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)" providing guidance on the balance sheet classification of deferred taxes. The guidance requires that deferred tax assets and liabilities to be classified as noncurrent in the Balance Sheet. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance may have on our financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02") — The evaluation of limited partnerships or similar entities as variable interest entities ("VIEs"), was modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company's financial statement presentation or disclosures.

There were various other accounting standards and interpretations issued during 2015 and 2014. However, management does not expect any of these to have a material impact on the Company's consolidated financial position, operations, or cash flows.

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

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of December 31, 2015 and 2014 are summarized below.

			As of December 31, 2015
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	99,750	0.0021	1,824	(97,926)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1770	43,594	(2,894)
WestMountain Gold, Inc.	918,000	918	0.0780	71,604	70,686
Totals	2,032,757	$147,156		$117,022	$(30,134)

			As of December 31, 2014
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Omni Bio Pharmaceutical, Inc.	1,707,107	$193,635	$0.3695	$630,776	$437,141
Hangover Joe's Holding Corporation	868,463	99,750	0.0028	2,432	(97,318)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.2100	51,722	5,234
WestMountain Gold, Inc.	918,000	918	0.3500	321,300	320,382
Totals	3,739,864	$340,791		$1,006,230	$665,439

On May 7, 2015 Omni Bio Pharmaceutical, Inc. filed a Form 8K announcing it has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the year ended December 31, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

Investments in Nonmarketable Securities

In June 2014, the Company received 80,000 common shares of WestMountain Distressed Debt, Inc., a related party, for services provided. This investment is recorded at our cost of $-0- and is accounted for under the cost method because, although WestMountain Distressed Debt, Inc. is a public company, an active market does not exist for the shares.

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC.

The Company's investments in nonmarketable securities accounted for under the cost method as of December 31, 2015 are summarized below.

Nonmarketable Securities:	Shares	Units	Cost
SKRP 16, Inc.	200,000	-	$30,000
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645
WestMountain Distressed Debt	80,000	-	-
Total Shares or Units	280,000	1,645,000	$31,645

The Company's investments in nonmarketable securities accounted for under the cost method as of December 31, 2014 are summarized below.

Nonmarketable Securities:	Shares	Units	Cost
SKRP 16, Inc.	200,000	-	$30,000
NexCore Real Estate LLC (Class B Units)	-	1,645,000	1,645
WestMountain Distressed Debt	80,000	-	-
Total Shares or Units	280,000	1,645,000	$31,645

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

 On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014. Total expenses incurred with Bohemian Companies were $0 and $2,000 for the years ending December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had a balance due to Bohemian Companies, LLC of $-0- and $-0-, respectively.

Revenue
For the years ended December 31, 2015 and 2014, the Company recorded aggregate advisory/consulting revenue of $205,667 and $189,200 respectively. Of the $205,667 and $189,200 recorded advisory/consulting revenue in 2015 and 2014, $152,000 and $152,000 is related party revenue. This advisory/ onsulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc. The related parties and the Company have common affiliates. As of December 31, 2015 and 2014, the Company had outstanding accounts receivables from related parties of $6,000 and $41,125, respectively.

Investments in Marketable and Nonmarketable Securities

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

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC. On November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution payable to unit holders of record as of December 15, 2015. On December 18, 2015, we deposited a check in the amount of $274,715 as a result of that distribution.  In addition, we posted the related tax impact of $5,510.

As of December 31, 2015 and 2014, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corp.	868,463	-	$1,824	868,463	-	$2,432
WestMountain Gold, Inc.	918,000	-	71,604	918,000	-	321,300
Total Shares or Units	1,786,463	-	$73,428	1,786,463	-	$323,732

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	-	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	-	-	-	1,645,000	-	1,645
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	80,000	1,645,000	$1,645	1,725,000	1,645,000	$1,645

Notes Receivable

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of December 31, 2015, the total principal and interest due on this note is $30,814. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of December 31, 2015, principal and interest due on this note is $11,219. A full allowance has been recognized against this note and the accrued interest.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

The Company has determined that WestMountain Distressed Debt, Inc., (WMDS) is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary.

WestMountain Company provided funding to WMDS to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The first note was dated October 17, 2014. Below is a summary of the current notes with WMDS that have been written off as of December 31, 2015.

AS OF DECEMBER 31, 2015					AS OF DECEMBER 31, 2014

Note	Due		Accrued		Note	Due		Accrued
Date	Date	Principal	Interest	TOTALS	Date	Date	Principal	Interest	TOTALS

10/19/2015	4/19/2016	$29,729	$1,085	$30,814	10/17/2014	4/17/2015	$25,000	$937	$25,937
7/27/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,740	479	11,219
TOTAL DUE		$67,713	$3,673	$71,386	TOTAL DUE		$25,000	$937	$25,937
Allowance for doubtful accounts				$(71,386)
Note receivable, related parties				$ -

The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support.

WestMountain Company is not a majority equity stakeholder in WMDS, nor does it have voting control, control of the board of directors, or substantive management rights. Given that the Company does not have the power to direct their activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of WMDS and therefore is not required to consolidate this entity.

The Company will access any additional transactions with WMDS to determine if the entity will need to be consolidated with the Company based on the VIE disclosure requirements.

 (4)    Stockholders Equity

Common stock

No common shares were issued or retired during the years ended December 31, 2015 and 2014.

Stock options

On August 15, 2011, the Company approved the employee compensation plan and granted a total of 200,000 common stock options, to our employees. As stated in the compensation plan, these options have a four year term. 50% of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. The options have an exercise price of $0.27 per share, which was the fair value of the stock on the day of the grant. The fair value of the options was determined to be $41,038 using the Black-Scholes option pricing model and the following key assumptions: market price of common stock of $0.27, a risk free rate of 0.99%, a volatility of 99.96% and an expected term of 2.375 years using the simplified method. During the years ended December 31, 2015 and 2014, $-0- and $-0-, respectively was expensed.

The following table presents the activity stock options during the years ended December 31, 2015 and 2014:

Weighted
Average
	Options	Exercise Price
Outstanding - December 31, 2013	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2014	200,000	$0.27
Granted	-	-
Forfeited/canceled	-	-
Exercised	(200,000)	0.27
Outstanding - December 31, 2015	-	$-

All outstanding options expired during the year ended December 31, 2015.

The following table presents the composition of options outstanding and exercisable as of December 31, 2015 and December 31, 2014. The exercisable options have an intrinsic value of $-0- and $96,000 as of December 31, 2015 and December 31, 2014.

As of December 31, 2015:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
-	-	.-	-	-

As of December 31, 2014:
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Life	Number	Price
0.27	200,000.6		200,000	0.27

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

The provision of income taxes consists of the following for the years ended December 31, 2015 and 2014:

Provision for taxes
	2015	2014
Current:
Federal	$(60,831)	$39,461
State	5,574	6,299
Total current	(55,257)	45,760
Deferred:
Federal	32,152	(58,863)
State	11,433	(214)
Total deferred	43,585	(59,077)

Income tax expense (benefit)	$(11,672)	$(13,317)

Deferred tax assets and liabilities consisted of the following as of December 31, 2015 and 2014:

Deferred taxes consists of:
	December 31,
	2015	2014
Deferred tax assets (liabilities):
Current
Compensation Accruals	$8,164	$8,330
Investments in Flow Through Entities	33,077	94,708
Bad Deb Reserve	22,233	22,233
Prepaid Expenses	(856)	(3,634)
Fixed Assets	(64)	2,411
Unrealized Losses	-	-
Interest Payable - Related Party	26,452	-
Other	(609)	(609)
Equity / Option Compensation	15,207	15,207
Accumulated OCI	11,147	(246,604)
Net operating loss carryforwards	27,538	-
Total current deferred tax asset	142,289	(107,958)
Long-term
Net operating loss carryforwards	-	-
Other Liabilities	-	-
Total long-term deferred tax asset net	-	-

Total deferred tax assets (liabilities)	142,289	(107.958)
Valuation allowance	(36,081)	-
Net deferred tax assets (liabilities)	$106,208	$(107,958)

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes as follows for the years ended December 31, 2015 and 2014:

	2015	2014

U.S. federal income tax expense\(benefit) at statutory rates	$(35,074)	$37,277
Permanent differences	2,062	(20,337)
State income tax expense\(benefit), net of federal impact	18,264	4,196
Effect of Change in Estimated Federal Rate from 22% to 34%	4,155	(34,453)
Other	(1,206)	-
Change in valuation allowance	-	-
	$(11,799)	$(13,317)

(7) Subsequent Events

On February 17, 2016, we paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick is an existing customer we provide advisory services to. These services consist of, but not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499.  Effective April 1, 2016, our office will be located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 28, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2015.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the material weaknesses described below.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was not effective as December 31, 2015 due to the following material weaknesses:

i.
Inadequate procedures to evaluate notes receivables for collectability.

The Company has put new procedures in place to evaluate their accounts receivable and notes receivable.  The Company will provide an allowance for any receivable over 90 days if there are special circumstances that will eliminate the need for an allowance or write-off, it will be documented and reviewed on a quarterly basis

ii.
Inadequate procedures to evaluate certain interests held for variable interest entity considerations.

Management will create a VIE checklist for all disclosure elements. This checklist will be used for future investment and receivable transactions. Depending on the analysis of the results from the checklist, we will record the transactions accordingly.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	55	President
Brian L. Klemsz	57	Treasurer, Director
Joni K Troska	56	Secretary

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

The terms of the 2011 Plan provide for grants of stock options and restricted stock awards and performance awards that may be settled in cash, stock or other property. As of September 1, 2011, two awards have been granted under the 2011 Plan. Mr. Steve Anderson received an option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share. Ms Joni Troska received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share. All of the options have been expensed as of December 31, 2015.

Otherwise, we have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

Beginning in May, 2011, our President, Mr. Anderson receives a salary of $120,000 per annum, plus a stock option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share. These options expired in 2015. We reimburse Mr. Anderson for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2009. In May 2011, she was hired as a part-time accountant and receives a salary of $48,000. Ms Troska also received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share. These options expired in 2015.

Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

Finally, no retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2015.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)(2)	of Class

WestMountain Blue, LLC(3)	8,505,652	89.4%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)	-0-
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

Steve Anderson 1001-A E. Harmony Road, #366 Fort Collins, Colorado 80525	-0-	-0-

Joni K. Troska	100,000	1.05%
1001-A E. Harmony Road, #366
Fort Collins, Colorado 80525

All Officers and Directors as a Group	1,528,950	16.0%
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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services included financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf. We received invoices monthly from Bohemian Companies, LLC. This Service Agreement was terminated by mutual agreement of the parties on March 31, 2014. Total expenses incurred with Bohemian Companies were $-0- and $2,000 for the years ending December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had a balance due to Bohemian Companies, LLC of $-0- and $-0-, respectively.

Revenue

For the years ended December 31, 2014 and 2013, the Company recorded aggregate advisory/consulting revenue of $205,667 and $189,200 respectively. Of the $205,667 and $189,200 recorded advisory/consulting revenue in 2015 and 2014, $152,000 and $152,000 is related party revenue. This advisory/consulting fee revenue relates to services performed on behalf of Nexcore Group LP and WestMountain Gold, Inc. The related parties and the Company have common affiliates. As of December 31, 2015 and 2014, the Company had outstanding accounts receivables from related parties of $6,000 and $41,125, respectively.

Investments in Marketable and Nonmarketable Securities

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

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC. On November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution payable to unit holders of record as of December 15, 2015. On December 18, 2015, we deposited a check in the amount of $274,715 as a result of that distribution. In addition, we posted the related tax impact of $5,510.

As of December 31, 2015 and 2014, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2015			December 31, 2014
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding
Corporation	868,463	-	$1,824	868,463	-	$2,432
WestMountain Gold, Inc.	918,000	-	71,604	918,000	-	321,300
Total Shares or Units	1,786,463	-	$73,428	1,786,463	-	$323,732

Nonmarketable Securities:
Nexcore Real Estate LLC (Class B Units)	-	-	$-	-	1,645,000	$-
Nexcore Healthcare Capital Corp	-	-	-	1,645,000	-	1,645
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	80,000	1,645,000	$1,645	1,725,000	1,645,000	$1,645

Notes Receivable

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of December 31, 2015, the total principal and interest due on this note is $30,814. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of December 31, 2015, principal and interest due on this note is $11,219. A full allowance has been recognized against this note and the accrued interest.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $27,000 for the year ended December 31, 2015 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. MaloneBailey, LLP, Certified Public Accountants, billed an aggregate of $35,000 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  April 13, 2016.

WESTMOUNTAIN COMPANY

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 13, 2016	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director