Form 10-Q
period 2016-03-31
WESTMOUNTAIN Co
filed 2016-05-20
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2016

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 13, 2016, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$478,542	$579,971
Investments in marketable securities	108,466	117,022
Accounts receivable, related parties	38,000	6,000
Accounts receivable	24,150	16,435
Income tax receivable	26,852	19,873
Prepaid expenses	11,225	2,308
Deferred tax asset	106,919	106,208
Total current assets	794,154	847,817

Property and equipment, net of accumulated depreciation of	5,313	5,827
$12,045 and $11,531, respectively
Investments in nonmarketable securities, at cost	61,645	31,645
Total assets	$861,112	$885,289

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$49,276	$44,133
Accounts payable and accrued liabilities, related parties	5,751	5,751
Total current liabilities	55,027	49,884
Total liabilities	55,027	49,884

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated deficit	(106,468)	(82,534)
Other comprehensive income, net	(24,320)	(18,934)
Total shareholders' equity	806,085	835,405
Total liabilities and shareholders' equity	$861,112	$885,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Advisory/consulting fees, related parties	$38,000	$41,600
Advisory/consulting fees	12,225	12,000
Total revenue	50,225	53,600

Operating expenses:
Selling, general and administrative expenses	78,679	84,381
Total operating expenses	78,679	84,381

Loss from operations	(28,454)	(30,781)

Other (expense) income
Interest income	-	1,886
Loss on impairment of available for sale marketable securities	-	(193,634)
Total other (expense) income	-	(191,748)

Net loss before income taxes	(28,454)	(222,529)

Income tax benefit	(4,520)	(82,460)
Net loss	$(23,934)	$(140,069)
Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	(5,386)	(274,362)
Comprehensive loss	$(29,320)	$(414,431)

Net loss per share: basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding: basic and diluted	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,934)	$(140,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	514
Deferred income tax (benefit) expense	(4,520)	(72,031)
Loss on impairment of available for sale marketable securities	-	193,634
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(1,938)	3,224
Accounts receivable	(7,715)	(15,600)
Accounts receivable, related parties	(32,000)	23,125
Accounts payable and accrued liabilities	5,143	(5,274)
Income tax receivable	(6,979)	(73,079)
Net cash used in operating activities	(71,429)	(85,556)

Cash flows from investing activities:
Loan to related party	-	(25,000)
Purchases of investments	(30,000)	-
Net cash used in investing activities	(30,000)	(25,000)

Net change in cash and cash equivalents	(101,429)	(110,556)
Cash and cash equivalents, beginning of period	579,971	445,411
Cash and cash equivalents, end of period	$478,542	$334,855

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$62,650
Interest	-	-

Non cash investing and financing activities
Unrealized loss on investments in marketable equity securities, net of tax	$5,386	$274,362

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company.

Notes to Unaudited Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company ("we", "our" or the "Company"), formerly known as WestMountain Asset Management, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMoutnain Company and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc., and WestMountain Valuation Services, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company did a reclassification, of revenue, in the Statement of Operations, for the quarter ended March 31, 2015. Revenue of $12,000 was recorded as Advisory/consulting fees, related party. For the current presentation of the Statement of Operations, the Company has categorized this revenue as Advisory/consulting fees, for the quarter ended March 31, 2015.

Unaudited Financial Information

The accompanying financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at March 31, 2016 and its operating results for the three months ended March 31, 2016 and 2015 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 is not necessarily an indication of operating results to be expected for the year.

Income Tax Receivable

As of March 31, 2016, the Company had an income tax receivable of $26,852 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of March 31, 2016 and December 31, 2015 respectively, we held available-for-sale marketable securities with an aggregate fair value of $108,466 and $117,022 respectively.  As of March 31, 2016, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the three months ended March 31, 2016 and 2015 in the amounts of ($5,386) and ($274,362), respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at March 31, 2016 and December 31, 2015, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Available-for-sale
marketable securities	$108,466	$ -	$ -	$108,466

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$117,022	$ -	$ -	$117,022

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of March 31, 2016 and December 31, 2015 are summarized below.

			As of March 31, 2016
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	99,750	0.0014	1,216	(98,534)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1000	$24,630	(21,858)
WestMountain Gold, Inc.	918,000	918	0.0900	$82,620	81,702
Totals	2,032,757	$147,156		$108,466	$(38,690)

			As of December 31, 2015
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	99,750	0.0021	1,824	(97,926)
Silver Verde May Mining Co., Inc	246,294	46,488	0.1770	43,594	(2,894)
WestMountain Gold, Inc.	918,000	918	0.0780	71,604	70,686
Totals	2,032,757	$147,156		$117,022	$(30,134)

During the three months ended March 31, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have an other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

Investments in Nonmarketable Securities

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick is an existing customer we provide advisory services to. These services consist of, but are not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production.

	March 31, 2016			December 31, 2015
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$30,000	200,000	-	$30,000
Nexcore Real Estate LLC (Common Units)	-	1,645,000	1,645		1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)		7	30,000
Totals Shares or Units	280,000	1,645,007	$61,645	280,000	1,645,000	$31,645

(3) Stockholders Equity

Common Stock
There were 9,517,402 shares of common stock outstanding as of March 31, 2016 and December 31, 2015.

No common shares were issued or cancelled during the three months ended March 31, 2016.

(4) Related Parties

For the three months ended March 31, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $50,225 and $53,600, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $38,000 and $41,600, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

As of March 31, 2016 and December 31, 2015, the Company had $38,000 and $6,000, respectively, of accounts receivable from related parties.

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

Notes Receivable

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of March 31, 2016, the total principal and interest due on this note is $30,814. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of March 31, 2016, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of March 31, 2016, principal and interest due on this note is $11,219. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

The Company has determined that WestMountain Distressed Debt, Inc., (WMDS) is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary.

WestMountain Company provided funding to WMDS to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The first note was dated October 17, 2014. Below is a summary of the current notes with WMDS that have been written off as of March 31, 2016.

AS OF MARCH 31, 2016					AS OF DECEMBER 31, 2015

Note	Due		Accrued		Note	Due		Accrued
Date	Date	Principal	Interest	TOTALS	Date	Date	Principal	Interest	TOTALS
10/19/2015	4/19/2016	$29,729	$1,085	$30,814	10/19/2015	4/19/2016	$29,729	$1,085	$30,814
7/27/2015	1/28/2016	27,244	2,109	29,353	7/27/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,740	479	11,219	11/5/2015	5/5/2016	10,740	479	11,219
TOTAL DUE		$67,713	$3,673	$71,386	TOTAL DUE		$67,713	$3,673	$71,386
Allowance for doubtful accounts				$(71,386)	Allowance for doubtful accounts				$(71,386)
Note receivable, relates parties				$-	Note receivable, relates parties				$-

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

The Company will assess any additional transactions with WMDS to determine if the entity will need to be consolidated with the Company based on the VIE disclosure requirements.

As of March 31, 2016 and December 31, 2015, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	March 31, 2016			December 31, 2015
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	$-	1,216	868,463	-	$1,824
WestMountain Gold, Inc.	918,000	-	82,620	918,000	-	71,604
Total Shares or Units	1,786,463	-	$83,836	1,786,463	-	$73,428

Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	80,000	1,645,000	$1,645	80,000	1,645,000	$1,645

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 we had advisory/consulting revenues of $50,225 compared to $53,600 for the three months ended March 31, 2015.  Of the advisory/consulting fee revenue, $38,000 and $41,600, respectively, were from related parties.

Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses were $78,679 and $84,381 for the three months ended March 31, 2016 and 2015, respectively.  Most of the expenses are related to payroll and contract services.

For the three months ended March 31, 2016 we had a net loss of $23,934. In comparison, for the three months ended March 31, 2015 we had a net loss of $140,069. Most of the decrease in net loss was a result of a write-off of an investment in Omni Bio Pharmaceutical, Inc. of $193,634 in Other Income (Expense) and the income tax benefit of $82,460 in 2015.

As of March 31, 2016, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares, although they may be listed for trading. The table below lists the investments and total shares owned by us as of March 31, 2016.

Company Name	Shares	Units
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Common Units	-	1,645,000
WestMountain Distressed Debt, Inc.	80,000	-
RavenBrick Class C Units		7
Total Shares or Units	280,000	1,645,007
Total	2,312,757	1,645,007

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

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of March 31, 2016, the total principal and interest due on this note is $30,814. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of March 31, 2016, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of March 31, 2016, principal and interest due on this note is $11,219. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

             On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $478,542.

Net cash used in operating activities were $71,429 for the three months ended March 31, 2016, compared to net cash used in operating activities of $85,556 for the three months ended March 31, 2015.

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

Net cash used in investing activities was $30,000 for the three months ended March 31, 2016, compared to $25,000 for the three months ended March 31, 2015. The Company invested $30,000 in a non-public company in 2016. In January 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our most recent fiscal quarter ended March  31, 2016, for the fiscal year ended December 31, 2015 and prior to 2013, we were profitable for the fiscal year ended December 31, 2014.  If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our most recent fiscal quarter ended March  31, 2016, for the fiscal year ended December 31, 2015 and prior to 2013, we were profitable for the fiscal year ended December 31, 2014. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 74% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 75.7% of the revenues of our clients in the first quarter of 2016 came from entities which were under common principal ownership with our majority shareholder. This was down from 100% in the first quarter in 2015. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of March 31, 2016, we had a cash position of $478,542. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2016. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of March 31, 2016, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 20, 2016.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)