Form 10-Q
period 2016-06-30
WESTMOUNTAIN Co
filed 2016-08-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 12, 2016, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$467,734	$579,971
Investments in marketable securities	158,620	117,022
Accounts receivable, related parties	6,000	6,000
Accounts receivable	8,225	16,435
Income tax receivable	31,559	19,873
Prepaid expenses	8,582	2,308
Deferred tax asset, net	112,531	106,208
Total current assets	793,251	847,817

Property and equipment, net of accumulated depreciation of	6,518	5,827
$11,531 and $9,473, respectively
Investments in nonmarketable securities, at cost	1,645	31,645
Total assets	$801,414	$885,289

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$38,435	$44,133
Accrued liabilities, related parties	-	5,751
Total current liabilities	38,435	49,884
Total liabilities	38,435	49,884

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated earnings (deficit)	(181,143)	(82,534)
Other comprehensive income, net	7,249	(18,934)
Total shareholders' equity	762,979	835,405
Total liabilities and shareholders' equity	$801,414	$885,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Advisory/consulting fees, related parties	$38,000	$38,614	$76,000	$80,214
Advisory/consulting fees	(3,775)	12,000	8,450	24,000
Total revenue	34,225	50,614	84,450	104,214

Operating expenses:
Selling, general and administrative expenses	76,976	73,814	155,655	158,195
Total operating expenses	76,976	73,814	155,655	158,195

Net (loss) from operations	(42,751)	(23,200)	(71,205)	(53,981)

Other income/(expense)
Interest income	-	2,625	-	4,511
Distribution income on nonmarketable securities	-	5,510	-	5,510
Loss on impairment of nonmarketable securities	(60,000)	-	(60,000)	-
Loss on impairment of available for sale marketable securities	-	-	-	(193,634)
Total other income/(expense)	(60,000)	8,135	(60,000)	(183,613)

Net (loss)income before income taxes	(102,751)	(15,065)	(131,205)	(237,594)

Income tax (benefit) expense	(28,076)	(5,583)	(32,596)	(88,043)
Net (loss)income	$(74,675)	$(9,482)	$(98,609)	$(149,551)
Other comprehensive (loss)income
Unrealized (loss)income on investments in marketable equity securities, net of tax	31,569	(149,912)	26,183	(424,274)
Comprehensive loss	$(43,106)	$(159,394)	$(72,426)	$(573,825)

Basic net (loss)income per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted net (loss)income per share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	9,517,402	9,517,402	$9,517,402	$9,517,402
Diluted weighted average common shares outstanding	9,517,402	9,517,402	$9,517,402	$9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(98,609)	$(149,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	1,029
Loss on impairment of available for sale marketable securities	-	193,634
Loss on impairment of nonmarketable securities	60,000	-
Deferred income tax (benefit)	(32,596)	(67,574)
Gain on disposal of equipment	(2,850)	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(6,274)	(7,725)
Accounts receivable	8,210	(16,314)
Accounts receivable, related parties	-	29,125
Accounts payable and accrued liabilities	(9,130)	(4,731)
Accounts payable and accrued liabilities, related parties	(5,751)	-
Income tax receivable, net	(828)	(83,119)
Net cash used in operating activities	(86,799)	(105,226)

Cash flows from investing activities:
Purchases of equipment	-	(1,711)
Loan to related party	-	(35,000)
Purchases of investments	(30,000)	-
Proceeds from sale of equipment	4,562	-
Net cash used in investing activities	(25,438)	(36,711)

Net change in cash and cash equivalents	(112,237)	(141,937)
Cash and cash equivalents, beginning of period	579,971	445,411
Cash and cash equivalents, end of period	$467,734	$303,474

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$62,650
Interest	$-	$-

Non cash investing and financing activities
Equipment purchased with accounts payable	$3,432	-
Unrealized loss on investments in marketable equity securities, net of tax	$26,183	$424,274

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

Unaudited Financial Information

The accompanying financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at June 30, 2016 and its operating results for the three and six months ended June 30, 2016 and 2015 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 is not necessarily an indication of operating results to be expected for the year.

Income Tax Receivable

As of June 30, 2016, the Company had an income tax receivable of $31,559 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

Available-for-sale securities are accounted for on a specific identification basis. As of June 30, 2016 and December 31, 2015 respectively, we held available-for-sale marketable securities with an aggregate fair value of $158,620 and $117,022 respectively.  As of June 30, 2016, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the six months ended June 30, 2016 and 2015 in the amounts of $26,183 and ($424,274), respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at June 30, 2016 and December 31, 2015, were as follows:

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Available-for-sale
marketable securities	$158,620	$ -	$ -	$158,620

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$117,022	$ -	$ -	$117,022

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of June 30, 2016 and December 31, 2015 are summarized below.

			As of June 30, 2016
					Accumulated
			Share	Market/Cost	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	99,750	0.0014	1,216	(98,534)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.0800	$19,704	(26,784)
WestMountain Gold, Inc.	918,000	918	0.1500	$137,700	136,782
Totals	2,032,757	$147,156		$158,620	$11,464

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

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

Investments in Nonmarketable Securities

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick is an existing customer we provide advisory services to. These services consist of, but are not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production. During the six months ended June 30, 2016, these nonmarketable securities were fully impaired resulting in an impairment loss of $30,000. In addition, during the six months ended June 30, 2016, the Company exchanged advisory services for an additional 3.72 of RavenBrick Class C unit shares recognized at no value.

The Company's investments in nonmarketable securities accounted for under the cost method as of June 30, 2016 and December 31, 2015 are summarized below.

	June 30, 2016			December 31, 2015
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-	200,000	-	$30,000
Nexcore Real Estate LLC (Common Units)	-	1,645,000	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)		11	-	-	-	-
Totals Shares or Units	280,000	1,645,011	$1,645	280,000	1,645,000	$31,645

During the six months ended June 30, 2016, the Company recognized an impairment loss of $30,000 on its nonmarketable securities held in SKRP 16, Inc.

(3) Stockholders Equity

Common Stock
There were 9,517,402 shares of common stock outstanding as of June 30, 2016 and December 31, 2015.

No common shares were issued or cancelled during the six months ended June 30, 2016.

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

(4) Related Parties

For the three months ended June 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $34,225 and $50,614, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $38,000 and $38,614, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. For the six months ended June 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $84,450 and $104,214, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $76,000 and $80,214, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

As of June 30, 2016 and December 31, 2015, the Company had $6,000 and $6,000, respectively, of accounts receivable from related parties.

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

Notes Receivable

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of June 30, 2016, the total principal and interest due on this note is $30,814. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 29, 2016. The Company is currently in negotiation to extend this note. As of June 30, 2016, principal and interest due on this note is $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before May 4, 2016. As of June 30, 2016, principal and interest due on this note is $11,219. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

WestMountain Company.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has determined that WestMountain Distressed Debt, Inc., (WMDS) is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary.

WestMountain Company provided funding to WMDS to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The first note was dated October 17, 2014. Below is a summary of the current notes with WMDS that have been written off as of June 30, 2016.

AS OF JUNE 30, 2016					AS OF DECEMBER 31, 2015
Note	Due		Accrued		Note	Due		Accrued
Date	Date	Principal	Interest	TOTALS	Date	Date	Principal	Interest	TOTALS

10/19/2015	4/19/2016	$29,729	$1,085	$30,814	10/19/2015	4/19/2016	$29,729	$1,085	$30,814
7/27/2015	1/28/2016	27,244	2,109	29,353	7/27/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,740	479	11,219	11/5/2015	5/5/2016	10,740	479	11,219
TOTAL DUE		$67,713	$3,673	$71,386	TOTAL DUE		$67,713	$3,673	$71,386
Allowance for doubtful accounts				$(71,386)	Allowance for doubtful accounts				$(71,386)
Note receivable, relates parties				$-	Note receivable, relates parties				$-

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

As of June 30, 2016 and December 31, 2015, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	June 30, 2016			December 31, 2015
			Market/Cost			Market/Cost
Company Name	Shares	Units	Value	Shares	Units	Value

Hangover Joe's Holding Corporation	868,463	-	$1,216	868,463	-	$1,824
WestMountain Gold, Inc.	918,000	-	137,700	918,000	-	71,604
Total Shares or Units	1,786,463	-	$138,916	1,786,463	-	$73,428

Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	80,000	1,645,000	$1,645	80,000	1,645,000	$1,645

On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. This loss in value was deemed to be other than temporary and this investment was fully impaired during the six months ended June 30, 2015 resulting in a loss on impairment of available for sale marketable securities of $193,634.

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $34,225 and $50,614, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $38,000 and $38,614, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. For the six months ended June 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $84,450 and $104,214, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $76,000 and $80,214, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc.

Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses were $76,538 and $73,814 for the three months ended June 30, 2016 and 2015, respectively.  Operating expenses were $155,655 and $158,195 for the six months ended June 30, 2016 and 2015, respectively. Most of the expenses are related to payroll and contract services.

For the three months ended June 30, 2016 we had a net loss of $74,675. In comparison, for the three months ended June 30, 2015 we had a net loss of $9,482. Most of the increase in net loss was a result of an increase in selling, general and administrative expenses, mainly purchases of minor equipment, an increase in Other Income/Expense associated with the impairment of our non marketable securities of $60,000, offset by an income tax benefit of $28,076.  For the six months ended June 30, 2016 and 2015, we had a net loss of $98,609 and $149,551 respectively. Most of the decrease in net loss was a result of a write-off of an investment in Omni Bio Pharmaceutical, Inc. of $193,634 in 2015, offset by an impairment of our non marketable securities of $60,000 in 2016. In 2015 there was an income tax benefit of $88,043 offset by an income tax benefit of $32,596 in 2016. In addition, for the six months ended 2016 we had a decrease of related parties revenue of $4,214 over the six months ended June 30, 2015.

As of June 30, 2016, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares, although they may be listed for trading. The table below lists the investments and total shares owned by us as of June 30, 2016.

Company Name	Shares	Units
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Common Units	-	1,645,000
WestMountain Distressed Debt, Inc.	80,000	-
RavenBrick Class C Units		11
Total Shares or Units	280,000	1,645,011
Total	2,312,757	1,645,011

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

Our ninth position is with Omni Bio Pharmaceutical, Inc. On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,634. As of June 30, 2015, we fully impaired this investment resulting in a loss on impairment of available for sale marketable securities of $193,634.

During the quarter ended June 30, 2016, we exchanged advisory services for unit shares in RavenBrick, LLC. As of June 30, 2016, the Company impaired its investment in RavenBrick. To record this transaction we decreased Accounts Receivable and Advisory Revenue on the Statement of Operations. This decreased impacted the Company's total revenue for the three and six months ending June 30, 2016.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 18, 2016. As of June 30, 2016, the total principal and interest due on this note was $30,814. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note is $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 29, 2016. The Company is currently in negotiation to extend this note. As of June 30, 2016, principal and interest due on this note was $29,353. A full allowance has been recognized against this note and the accrued interest.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before May 4, 2016. As of June 30, 2016, principal and interest due on this note was $11,219. The Company is currently in negotiation to extend this note. A full allowance has been recognized against this note and the accrued interest.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the income statement.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $467,734.

Net cash used in operating activities were $86,799 for the six months ended June 30, 2016, compared to net cash used in operating activities of $105,226 for the six months ended June 30, 2015.

On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations.  Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We invested 1,707,107 shares for a cost of $193,634. As of June 30, 2015, we fully impaired this investment resulting in a loss on impairment of available for sale marketable securities of $193,634.

On June 30, 2016, we impaired almost all of our non marketable securities as there was not enough data available to support our cost of $60,000 that was previously recorded as Investments in non marketable securities on the Balance Sheet.

Net cash used in investing activities was $25,438 for the six months ended June 30, 2016, compared to $36,711 for the six months ended June 30, 2015. The Company invested $30,000 in a non-public company in 2016 offset by a sale of equipment for $4,562. In January 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000.

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our most recent fiscal quarter ended June 30, 2016. If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our most recent fiscal quarter ended June 30, 2016, for the fiscal year ended December 31, 2015 and prior to 2013, we were profitable for the fiscal year ended December 31, 2014. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 76% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 75.7% of the revenues of our clients in the second quarter of 2016 came from entities which were under common principal ownership with our majority shareholder. This was down from 100% in the first quarter in 2015. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of June 30, 2016, we had a cash position of $467,734. We anticipate that operating costs will range between $300,000 and $400,000, for the 12 months ending June 30, 2017. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 15, 2016.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)