Form 10-Q
period 2016-09-30
WESTMOUNTAIN Co
filed 2016-11-21
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 18, 2016, was 9,517,402.

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

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$428,098	$579,971
Investments in marketable securities	105,331	117,022
Accounts receivable, related parties	18,000	6,000
Accounts receivable	6,404	16,435
Income tax receivable	30,281	19,873
Prepaid expenses	6,226	2,308
Total current assets	594,340	741,609

Property and equipment, net of accumulated depreciation of	5,718	5,827
$3,887 and $11,531, respectively
Investments in nonmarketable securities, at cost	1,645	31,645
Deferred tax asset, net	-	106,208
Total assets	$601,703	$885,289

Liabilities and Shareholders'Equity
Current Liabilities:
Accounts payable and accrued liabilities	$39,415	$44,133
Accrued liabilities, related parties	1,991	5,751
Total current liabilities	41,406	49,884
Total liabilities	41,406	49,884

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated earnings (deficit)	(334,804)	(82,534)
Other comprehensive income, net	(41,772)	(18,934)
Total shareholders' equity	560,297	835,405
Total liabilities and shareholders' equity	$601,703	$885,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Advisory/consulting fees, related parties	$43,970	$33,786	$119,970	$114,000
Advisory/consulting fees	7,964	16,439	16,414	40,439
Total revenue	51,934	50,225	136,384	154,439

Operating expenses:
Selling, general and administrative expenses	85,912	86,375	246,129	244,570
Total operating expenses	85,912	86,375	246,129	244,570

Net (loss) from operations	(33,978)	(36,150)	(109,745)	(90,131)

Other income/(expense)
Interest income	-	2,896	4,562	7,407
Distribution income on nonmarketable securities	-	-	-	5,510
Loss on impairment of nonmarketable securities	-	-	(60,000)	-
Loss on impairment of available for sale marketable securities	-	-	-	(193,634)
Total other income/(expense)	-	2,896	(55,438)	(180,717)

Net (loss)income before income taxes	(33,978)	(33,254)	(165,183)	(270,848)

Income tax (benefit) expense	119,683	(5,330)	87,087	(93,373)
Net (loss)income	$(153,661)	$(27,924)	$(252,270)	$(177,475)
Other comprehensive (loss)income
Unrealized (loss)income on investments in marketable equity securities, net of tax	(49,021)	(19,149)	(22,838)	(443,423)
Comprehensive loss	$(202,682)	$(47,073)	$(275,108)	$(620,898)

Basic and Diluted net (loss)income per share	$(0.02)	$(0.00)	$(0.03)	$(0.02)

Basic and Diluted weighted average common shares outstanding	9,517,402	9,517,402	$9,517,402	$9,517,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(252,270)	$(177,475)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,829	1,543
Loss on impairment of available for sale marketable securities	-	193,634
Loss on impairment of nonmarketable securities	60,000	-
Deferred income tax (benefit)	95,061	(25,628)
Gain on sale and disposal of equipment	(2,850)	-
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(3,918)	6,514
Accounts receivable	10,031	(24,239)
Accounts receivable, related parties	(12,000)	41,125
Accounts payable and accrued liabilities	(4,718)	(3,184)
Accrued liabilities, related parties	(3,760)	-
Income tax receivable	(10,408)	(141,991)
Net cash (used in) operating activities	(123,003)	(129,701)

Cash flows from investing activities:
Purchases of equipment	(3,432)	(1,712)
Loan to related party	-	(42,407)
Purchases of nonmarketable investments	(30,000)	-
Proceeds from sale of equipment	4,562	-
Net cash (used in) investing activities	(28,870)	(44,119)

Net change in cash and cash equivalents	(151,873)	(173,820)

Cash and cash equivalents, beginning of period	$579,971	$445,411
Cash and cash equivalents, end of period	$428,098	$271,591

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,626	$62,650
Interest	$-	$-

Non cash investing and financing activities
Purchase of nonmarketable security investment shares in exchange for accounts receivable	$21,000	$-
Unrealized loss on investments in marketable equity securities, net of tax	$(22,838)	$443,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
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

Unaudited Financial Information

The accompanying financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. In the opinion of management, all normal and recurring adjustments which are necessary to provide a fair presentation of the Company's financial position at September 30, 2016 and its operating results for the three and nine months ended September 30, 2016 and 2015 have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 is not necessarily an indication of operating results to be expected for the year.

Income Tax Receivable

As of September 30, 2016, the Company had an income tax receivable of $30,281 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Fair Value of Financial Instruments

The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in Accounting Standards Codification ("ASC") Topic 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Available-for-sale securities are accounted for on a specific identification basis. As of September 30, 2016 and December 31, 2015 respectively, we held available-for-sale marketable securities with an aggregate fair value of $105,331 and $117,022 respectively.  As of September 30, 2016, all of our available-for-sale securities were invested in publically traded equity holdings. Available-for-sale securities were classified as current based on the percentage of the equity controlled by the Company as well as our intended use of the assets. The Company recognized unrealized losses, net of tax, in accumulated other comprehensive (loss) income for the nine months ended September 30, 2016 and 2015 in the amounts of ($22,838) and ($443,423), respectively.

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at September 30, 2016 and December 31, 2015, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Available-for-sale
marketable securities	$105,331	$ -	$ -	$105,331

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$117,022	$ -	$ -	$117,022

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of September 30, 2016 and December 31, 2015 are summarized below.

			As of September 30, 2016
					Accumulated
			Share	Market/Fair	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	$99,750	0.0014	$1,216	$(98,534)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.0500	12,315	(34,173)
WestMountain Gold, Inc.	918,000	918	0.1000	91,800	90,882
Totals	2,032,757	$147,156		$105,331	$(41,825)

			As of December 31, 2015
					Accumulated
			Share	Market/Fair	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)
Hangover Joe's Holding Corporation	868,463	$99,750	0.0021	$1,824	$(97,926)
Silver Verde May Mining Co., Inc	246,294	46,488	0.1770	43,594	(2,894)
WestMountain Gold, Inc.	918,000	918	0.0780	71,604	70,686
Totals	2,032,757	$147,156		$117,022	$(30,134)

During the nine months ended September 30, 2015, the Company's investment in Omni Bio Pharmaceutical, Inc. was determined to have an other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available for sale marketable securities of $193,634.

Investments in Nonmarketable Securities

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick is an existing customer we provide advisory services to. These services consist of, but are not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production. During the nine months ended September 30, 2016, these nonmarketable securities were fully impaired resulting in an impairment loss of $30,000. In addition, during the nine months ended September 30, 2016, the Company exchanged advisory services for an additional 3.72 of RavenBrick Class C unit shares recognized at no value.

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company's investments in nonmarketable securities accounted for under the cost method as of September 30, 2016 and December 31, 2015 are summarized below.

	September 30, 2016			December 31, 2015
			Market/Fair			Market/Fair
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-	200,000	-	$30,000
Nexcore Real Estate LLC (Common Units)	-	1,645,000	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)	-	11	-	-	-	-
Totals Shares or Units	280,000	1,645,011	$1,645	280,000	1,645,000	$31,645

During the nine months ended September 30, 2016, the Company recognized an impairment loss of $30,000 on its nonmarketable securities held in SKRP 16, Inc.

(3) Stockholders Equity

Common Stock
There were 9,517,402 shares of common stock outstanding as of September 30, 2016 and December 31, 2015.

No common shares were issued or cancelled during the nine months ended September 30, 2016.

 (4) Related Parties

For the three months ended September 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $51,934 and $50,225, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $43,970 and $33,786, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. For the nine months ended September 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $136,384 and $154,439, respectively. Of the advisory/consulting revenue recorded in 2016 and 2015, $119,970 and $114,000, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

As of September 30, 2016 and December 31, 2015, the Company had $18,000 and $6,000, respectively, of accounts receivable from related parties.

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC. In December 2015, the Company received a distribution of $274,715 or $0.167 per unit from Nexcore Companies LLC. The tax impact of the distribution was $5,510.

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Receivable

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015 and repayment was due on or before April 18, 2016.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount was $29,729.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note was $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016 and repayment was due on or before July 29, 2016. The new principal amount was $29,730.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015 and repayment was due on or before May 5, 2016. The new principal amount was $10,740.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $71,386 was expensed to the income statement.

The Company has determined that WestMountain Distressed Debt, Inc., (WMDS) is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary.

WestMountain Company provided funding to WMDS to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The first note was dated October 17, 2014. Below is a summary of the notes with WMDS that have been written off as of December 31, 2015.

Note	Due		Accrued
Date	Date	Principal	Interest	TOTALS

10/19/2015	4/19/2016	$29,729	$1,085	$30,814
7/27/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,740	479	11,219
TOTAL DUE		$67,713	$3,673	$71,386
Write off due to uncertain collectability				$(71,386)
Note receivable, related parties				$-

The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support.

WestMountain Company.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of September 30, 2016 and December 31, 2015, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	September 30, 2016			December 31, 2015
			Market/Fair			Market/Fair
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$1,216	868,463	-	$1,824
WestMountain Gold, Inc.	918,000	-	91,800	918,000	-	71,604
Total Shares or Units	1,786,463	-	$93,016	1,786,463	-	$73,428

Company Name	Shares	Units	Cost	Shares	Units	Cost

Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	80,000	1,645,000	$1,645	80,000	1,645,000	$1,645

On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8-K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio Parmaceutical approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. This loss in value was deemed to be other than temporary and this investment was fully impaired during the nine months ended September 30, 2015 resulting in a loss on impairment of available for sale marketable securities of $193,634.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

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

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them indefinitely. We have been profitable in the past. If we can regain our profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

 Our principal executive office located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2016 and 2015.

For the three months ended September 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $51,934 and $50,225, respectively. Of the advisory/consulting revenue recorded in the three months ended September 30, 2016 and 2015, $43,970 and $33,786, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. For the nine months ended September 30, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $136,384 and $154,439, respectively. Of the advisory/consulting revenue recorded in the nine months ended September 30, 2016 and 2015, $119,970 and $114,000, respectively, is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses were $85,912 and $86,375 for the three months ended September 30, 2016 and 2015, respectively.  Operating expenses were $246,129 and $244,570 for the nine months ended September 30, 2016 and 2015, respectively. Most of the expenses are related to payroll and contract services.

For the three months ended September 30, 2016 we had a net loss of $153,661. In comparison, for the three months ended September 30, 2015 we had a net loss of $27,924. Most of the increase in net loss was a result of an income tax expense of $119,683 recorded 2016; offset by an income tax benefit of $5,330 record in 2015.  The expense of $119,683 recorded in 2016 was partly associated with an allowance that was recorded against the Company's deferred tax assets. For the nine months ended September 30, 2016 and 2015, we had a net loss of $252,270 and $177,475, respectively. Most of the increase in net loss was a result of a write-off, in 2015, of an investment in Omni Bio Pharmaceutical, Inc. of $193,634, offset by an impairment of our non marketable securities of $60,000 in 2016. In 2015 there was an income tax benefit of $93,373; offset by an income tax expense of $87,087 in 2016. In addition, for the nine months ended 2016 we had a decrease of total revenue of $18,055 over the nine months ended September 30, 2015. The expense of $87,087 recorded in 2016 was partly associated with an allowance that was recorded against the Company's deferred tax assets.

As of September 30, 2016, we hold nine investment positions. All the companies classified as marketable securities are publicly traded and listed on the OTC Bulletin Board. Those classified as nonmarketable are private companies or do not have an active market for their shares, although they may be listed for trading. The table below lists the investments and total shares owned by us as of September 30, 2016.

Company Name	Shares	Units
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Real Estate LLC Common Units	-	1,645,000
WestMountain Distressed Debt, Inc.	80,000	-
RavenBrick Class C Units	-	11
Total Shares or Units	280,000	1,645,011
Total	2,312,757	1,645,011

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

Our ninth position is with Omni Bio Pharmaceutical, Inc. On May 7, 2015 Omni Bio Pharmaceutical filed a Form 8-K.  This company has been unsuccessful in its fundraising and partnering/licensing efforts and does not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. We acquired, through a reorganization, 1,707,107 shares for a cost of $193,634. As of September 30, 2015, we fully impaired this investment resulting in a loss on impairment of available for sale marketable securities of $193,634.

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick is an existing customer we provide advisory services to. These services consist of, but are not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production. During the nine months ended September 30, 2016, these nonmarketable securities were fully impaired resulting in an impairment loss of $30,000. In addition, during the nine months ended September 30, 2016, the Company exchanged advisory services for an additional 3.72 of RavenBrick Class C unit shares recognized at no value.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount was $27,256. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015.  On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015 and repayment was due on or before April 18, 2016. The new principal amount was $29,729.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. As of December 31, 2015, principal and interest due on this note was $29,353. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016 and repayment was due on or before July 29, 2016. The new principal amount was $29,730.

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015 and repayment was due on or before May 5, 2016. The new principal amount was $10,740.

On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $71,386 was expensed to the income statement.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $428,098.

Net cash used in operating activities was $123,003 for the nine months ended September 30, 2016. This amount was related to non-cash expenses of $154,040, offset by a net loss of $252,270. Non-cash expenses were mainly made up of the loss on impairment of non-marketable securities of $60,000, and deferred income tax of $95,061. Operating assets and operating liabilities decreased by $24,773. Net cash used in operating activities were $129,701 for the nine months ended September 30, 2015. This amount was related to non-cash expenses of $169,549, offset by a net loss of $177,475. Non-cash expenses were mainly made up of the loss on impairment of available for sale marketable securities of $193,634, offset by the deferred income tax benefit of $25,628. Operating assets and operating liabilities decreased by $121,775. This decrease was mainly related to the income tax receivable of $141,991 and accounts receivable, related parties of $41,125, offset by an increase in accounts receivable of $24,239.

Net cash used in investing activities was $28,870 for the nine months ended September 30, 2016, compared to $44,119 for the nine months ended September 30, 2015. The Company invested $30,000 in a non-public company, along with the purchase of equipment of $3, 432 and the sale of equipment of  $4,562 in 2016.  In 2015, we entered into a Promissory Note Agreements with WestMountain Distressed Debt, Inc., a related party, in the amount of $42,407 and purchased equipment of $1,712.

Over the next twelve months we do not expect any material capital costs for our operations.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them at our present level, until we regain profitability. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Fair Value Measurements

The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:
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

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our most recent fiscal quarter ended September 30, 2016. If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our most recent fiscal quarter ended September 30, 2016, for the fiscal year ended December 31, 2015 and prior to 2013, we were profitable for the fiscal year ended December 31, 2014. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 84.7% of our current quarter revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 84.7% of the revenues of our clients in the third quarter of 2016 came from entities which were under common principal ownership with our majority shareholder. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of September 30, 2016, we had a cash position of $428,098. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2016. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer

We depend almost entirely on the efforts and continued employment of Mr. Anderson, our President, and Mr. Klemsz, our Chief Financial Officer, Chief Executive Officer and Treasurer. Mr. Anderson is our primary operations officer, and we will depend on him for nearly all aspects of our operations. We do not have an employment contract with either Mr. Anderson or Mr. Klemsz, and we do not carry key person insurance on the life of either gentleman. The loss of the services of either Mr. Anderson or Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as either Mr. Anderson or Mr. Klemsz.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008
** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
*** Previously filed under cover of Form 8-K, February 27, 2014.

Reports on Form 8-K

There was one report filed under cover of Form 8-K for the fiscal quarter ended September 30, 2016. The report was filed September 28, 2016 and was related to Item 4.01: Changes in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 21, 2016.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, Treasurer, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)