Form 10-K
period 2016-12-31
WESTMOUNTAIN Co
filed 2017-04-17
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2016

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

As of April 7, 2017, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $319,113.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

We are a fee-based marketing, media and investor relations consultant to public and private companies. We may also invest in companies from time to time, including our clients, as a secondary activity.

We operate out of one office in Colorado. Currently, our principal business address is 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525. We have no specific plans at this point for additional offices.

Operations

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

Approximately 88.7% of the revenues of our clients in fiscal year 2016 came from entities which were under common principal ownership with our majority shareholder. For the years ended December 31, 2016 and 2015, we recorded advisory/consulting revenue of $178,019 and $205,667 respectively. Of the $178,019 and $205,667 recorded advisory/consulting revenue in 2016 and 2015, $157,970 and $152,000 is related party revenue. This advisory/consulting fee revenue relates to services performed for Nexcore Group, LP, Peter Kloepfer, and Bohemian Asset Management, Inc. We and the related parties have common affiliates.

As of December 31, 2016 and 2015, the Company recorded $6,000 as accounts receivable related party on its consolidated balance sheet. In 2016 and 2015, one of the Company's investments declared a distribution of $322,726 and $274,715, respectively.

Our principal executive office is located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

Currently, we believe that we have sufficient capital to sustain our business operations past April 14, 2018. We were not profitable for the fiscal years ended December 31, 2016 and 2015 but were profitable for the fiscal year ended December 31, 2014. If we can sustain ongoing profitability, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Markets

We believe that the primary reason that clients would work with us rather than competitors is the existing relationships that we can develop. We believe that client loyalty and satisfaction is the basis for success in this business. Therefore, we believe that we have developed and expanded on already existing relationships to develop a competitive edge. We utilize the expertise of our principal officer to develop our business.
Customers and Competition

Our business involves acting as a fee-based marketing and media consultant and, secondarily, as an investor. Both businesses are highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business depends on our ability to successfully develop our business plan in this highly competitive environment. We cannot guarantee that we will be able to continue to do so successfully.
Employees

             We have one full-time employee: Mr. Steve Anderson, our President. We also have a part-time employee, Ms. Joni Troska, our corporate Secretary. In addition, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Director for any Board meeting he attends.

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

Risks Related to Our Business and Industry

We have limited operating history. While we were profitable for the fiscal year ended December 31, 2014, we were not profitable for the fiscal years ended December 31, 2016 and 2015, and prior to 2013.  If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we were profitable for the fiscal year ended December 31, 2014, we were not profitable for the fiscal years ended December 31, 2016 and 2015 and prior to 2013. Currently, we believe that we have sufficient capital to sustain our business operations past April 14, 2018. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 88.7% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 88.7% of the revenues of our clients in fiscal year 2016 came from entities which were under common principal ownership with our majority shareholder. This was up from 73.9% in 2015. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2016 and 2015, we had a cash position of $685,128 and $579,971, respectively. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2017. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of a consistent profitable operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer.

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

Of our total outstanding shares as of December 31, 2016, a total of 8,755,652, or approximately 91.99%, are restricted from immediate resale but are potentially available to be sold into the market under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2016, there were fifty-seven record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January, 2009. The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2016 and 2015.

	Closing Bid Price
	High	Low
2016
First Quarter	$0.35	$0.35
Second Quarter	$5.00	$.35
Third Quarter	$0.35	$0.35
Fourth Quarter	$0.35	$0.35

	Closing Bid Price
	High	Low
2015
First Quarter	$0.55	$0.55
Second Quarter	$0.55	$0.40
Third Quarter	$0.40	$0.40
Fourth Quarter	$0.40	$0.35

The last date that our common stock was traded was on September 16, 2016. On that date, the most recent date that the stock traded, the closing bid price of our common stock in the OTC Bulletin Board was $0.35 per share, volume was 416 shares, and the number of shares issued and outstanding was 9,517,402.

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

Equity Compensation Plan Information

On August 15, 2011, the Company approved an employee compensation plan and granted a total of 200,000 common stock options to our employees. All of the options have expired as of December 31, 2015. The Equity Compensation Plan currently has no options outstanding.

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

Results of Operations

For the fiscal year ended December 31, 2016 we had revenue of $178,019. In comparison for the fiscal year ended December 31, 2015 we had revenue of $205,667.  In 2016, we recorded consulting fees of $178,019, of which $157,970 were from a related party. We recorded consulting fees of $205,667 in the fiscal year ended December 31, 2015, of which $152,000 were from a related party.

Operating expenses were $328,372 and $395,416, respectively for the years ended December 31, 2016 and 2015. Of the $328,372 in 2016, $294,377 was mostly related to payroll and outside services. Of the $395,416 in 2015, $292,399 was mostly related to payroll and contract services.  The remaining was a $60,937 write-off of related party notes receivable.
For the year ended December 31, 2016 we recorded a net loss of $151,969. In comparison, for the year ended December 31, 2015 we recorded a net loss of $91,486, an increase in net loss of $60,483 over the two years presented. This increase came from a $27,648 decrease in revenue that was associated with services that were exchanged for Class C units of RavenBrick; decrease in the write off of notes receivable of $60,937 that was associated with the WestMountain Distressed Debt, Inc. past due notes; increase in distribution income from Nexcore Companies LLC of $42,501; increase of $60,000 in the impairment of nonmarketable securities that consisted of $30,000 investment in RavenBrick and $30,000 investment in Arogenne; and a decrease of impairment of marketable securities of $46,532. The decrease of the impairment of marketable securities consisted of $99,750 in Hangover Joes, $46,488 in Silver Verde and $918 in WestMountain Gold in 2016, offset by the impairment of the Company's investment in Omni Bio Pharmaceutical, Inc. of $193,634. The Company's tax expense (benefit) for the years ended December 31, 2016 and 2015 was $121,726 and (11,672), respectively, for an increase in tax expense of $133,398. The Company's tax expense increased due to the increase in distribution income in 2016 and the deferment of the impairments on a tax basis versus book basis. A summary of the comparison is below.

	For the years ended December 31,
Category	2016	2015	Variance
Revenue	$178,019	$205,667	$(27,648)
Selling, general and administrative expenses	328,372	334,479	6,107
Write-off of note receivable, related party	-	60,937	60,937
Other income, net	4,486	-	4,486
Distribution income on nonmarketable securities	322,726	280,225	42,501
Loss on impairment of nonmarketable securities	60,000	-	(60,000)
Loss on impairment of available for sale marketable securities	147,102	193,634	46,532
Income tax expense (benefit)	121,726	(11,672)	(133,398)
Net loss	$(151,969)	$(91,486)	$(60,483)

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick was an existing customer to whom we provide advisory services. These services consisted of, but were not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production. During the second quarter ended June 30, 2016, the Company exchanged advisory services for an additional 3.72 of RavenBrick Class C unit shares recognized at no value.

In 2016, the Company wrote off three of its marketable securities and two of its nonmarketable securities. As of December 31, 2016, we hold one nonmarketable security, Nexcore Companies LLC with 1,645,000 units. An investment summary as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016		December 31, 2015
Company Name	Shares	Fair Value	Shares	Units	Fair Value
Marketable Securities:
Hangover Joe's Holding Corporation	$868,463	-	868,463	-	$99,750
Silver Verde May Mining Co., Inc.	246,294	-	246,294	-	46,488
WestMountain Gold, Inc.	918,000	-	918,000	-	918
Total Shares or Units	2,032,757	$-	2,032,757	-	$147,156

	December 31, 2016		December 31, 2015
Company Name	Shares	Cost	Shares	Units	Cost
Nonmarketable Securities:
SKRP 16, Inc.	200,000	$-	200,000	-	$30,000
Nexcore Companies LLC (Common Units)	-	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	80,000	-	-
RavenBrick (Class C Units)	-	-	-	-	-
Total Shares or Units	280,000	$1,645	280,000	1,645,000	$31,645

Total	2,312,757	$1,645	2,312,757	1,645,000	$178,801

Liquidity and Capital Resources.

As of December 31, 2016 and 2015, we had cash or cash equivalents of $685,128 and $579,971, respectively.

Net cash provided by operating activities was $138,590 for the fiscal year ended December 31, 2016. This amount was related to non-cash expenses of $306,506, offset by a net loss of $151,969. Non-cash expenses were mainly made up of the loss on impairment of non-marketable securities of $60,000, loss on impairment of available for sale marketable securities of $147,102, and deferred income tax of $95,062. Operating assets and operating liabilities decreased by $15,947. Net cash provided by operating activities were $171,272 for the fiscal year ended December 31, 2015. This amount was related to non-cash expenses of $300,213, offset by a net loss of $91,486. Non-cash expenses were mainly made up of the loss on impairment of available for sale marketable securities of $193,634, offset by the deferred income tax benefit of $43,584 and write-off of note receivable, related party of $60,937. Operating assets and operating liabilities decreased by $37,455. This decrease was mainly related to the income tax receivable of $88,535 and accounts receivable, related parties of $35,125.

Net cash used in investing activities was $33,433 for the fiscal year ended December 31, 2016, compared to $36,712 for the fiscal year ended December 31, 2015. The Company invested $30,000 in a non-public company, along with the purchase of equipment and disposal of $3,433. In 2015, we entered into Promissory Note Agreements with WestMountain Distressed Debt, Inc., a related party, in the amount of $35,000 and purchased equipment of $1,712.

For the fiscal years ended December 31, 2016 and 2015 net cash flows provided by financing activities were $-0-.

Over the next twelve months we do not expect any material or capital costs to develop operations.

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

In addition, on November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution payable to unit holders of record as of December 15, 2015. On December 18, 2015, we deposited a check in the amount of $274,715 as a result of that distribution.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the Company for the year ending on December 31, 2016. The adoption of ASU No. 2014-15 did not have an impact on our financial statements.

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for WestMountain Alternative Energy, Inc. beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02) is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company adopted the amendments of ASU 2015-02, effective December 31, 2016. The adoption did not have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
WestMountain Company
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of WestMountain Company and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), statement of shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/   EKS&H LLLP

April 17, 2017
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
WestMountain Company
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of WestMountain Company and its subsidiaries (collectively, the "Company") as of December 31, 2015, and the related consolidated statement of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Company and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
April 13, 2016

WestMountain Company
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets

Current Assets:
Cash	$685,128	$579,971
Investments in marketable securities	-	117,022
Accounts receivable, related party	6,000	6,000
Accounts receivable	-	16,435
Income tax receivable	40,501	19,873
Prepaid expenses	4,563	2,308
Deferred tax asset, net	-	106,208
Total current assets	736,192	847,817

Property and equipment, net of accumulated depreciation of	4,918	5,827
$4,687 and $11,531, respectively
Investments in nonmarketable securities, at cost	1,645	31,645
Total assets	$742,755	$885,289

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$40,385	$44,133
Accounts payable and accrued liabilities, related parties	-	5,751
Total current liabilities	40,385	49,884
Total liabilities	40,385	49,884

Commitments and Contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	927,355	927,355
Accumulated (deficit)	(234,503)	(82,534)
Other comprehensive income (loss), net	-	(18,934)
Total shareholders' equity	702,370	835,405
Total liabilities and shareholders' equity	$742,755	$885,289

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended
	December 31,
	2016	2015

Revenue:
Advisory/consulting fees, related parties	$157,970	$152,000
Advisory/consulting fees	20,049	53,667
Total revenue	178,019	205,667

Operating expenses:
Selling, general and administrative expenses	328,372	334,479
Write-off of note receivable, related party	-	60,937
Total operating expenses	328,372	395,416

Loss from operations	(150,353)	(189,749)

Other income (expense)
Interest expense	(76)	-
Other income	4,562	-
Distribution income on nonmarketable securities	322,726	280,225
Impairment loss on nonmarketable marketable securities	(60,000)	-
Impairment loss on available-for-sale marketable securities	(147,102)	(193,634)
Total other income	120,110	86,591

Net (loss) before income taxes	(30,243)	(103,158)

Income tax expense (benefit)	121,726	(11,672)
Net (loss)	$(151,969)	$(91,486)

Other comprehensive (loss)
Realized and unrealized gain (loss) on investments in marketable equity securities, net of tax	18,934	(437,824)
Comprehensive (loss)	$(133,035)	$(529,310)

Basic and Diluted net (loss) per share	$(0.02)	$(0.01)
Basic and Diluted weighted average common shares outstanding	9,517,402	9,517,402

The accompanying notes are an integral part of these consolidated financial statements.

.

WestMountain Company
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2016 and 2015

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	-	$-	9,517,402	$9,518	$927,355	$8,952	$418,890	$1,364,715

Unrealized loss on investments	-	-	-	-	-	-	(437,824)	(437,824)

Net loss	-	-	-	-	-	(91,486)	-	(91,486)

Balance at December 31, 2015	-	$-	9,517,402	$9,518	$927,355	$(82,534)	$(18,934)	$835,405

Realized gain on investments	-	-	-	-	-	-	18,934	18,934

Net loss	-	-	-	-	-	(151,969)	-	(151,969)

Balance at December 31, 2016	-	$-	9,517,402	$9,518	$927,355	$(234,503)	$-	$702,370

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(151,969)	$(91,486)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	2,630	2,058
Loss on disposal of property and equipment	1,712	-
Impairment loss on nonmarketable securities	60,000	-
Impairment loss on available-for-sale marketable securities	147,102	193,634
Deferred income tax expense	95,062	43,584
Write-off of note receivable, related party	-	60,937
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(2,255)	7,499
Accounts receivable	16,435	(4,135)
Accounts receivable, related parties	-	35,125
Accounts payable and accrued liabilities	(3,748)	6,840
Accounts payable, related parties	(5,751)	5,751
Income tax receivable	(20,628)	(88,535)
Net cash provided by operating activities	138,590	171,272

Cash flows from investing activities:
Purchases of equipment	(3,433)	(1,712)
Loan to related party	-	(35,000)
Purchases of nonmarketable security	(30,000)	-
Net cash (used in) investing activities	(33,433)	(36,712)

Net change in cash and cash equivalents	105,157	134,560
Cash and cash equivalents, beginning of period	579,971	445,411
Cash and cash equivalents, end of period	$685,128	$579,971

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$71,020	$62,650
Interest	-	-

Non cash investing and financing activities
Purchase of nonmarketable security investment shares in exchange for accounts receivable	$21,000	$-
Realized and unrealized loss on investments in marketable equity securities, net of tax, of $11,146 in 2016 ($257,750) in 2015	$18,934	$(437,824)

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

The accompanying consolidated financial statements include the accounts of WestMountain Company and the following 100% owned subsidiaries, which were active at December 31, 2016 and 2015:

       WestMountain Business Consulting, Inc.
       WestMountain Allocation Analytics, Inc.
       WestMountain Valuation Services, Inc.

Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2016 and 2015. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. At December 31, 2016, and throughout the year, the Company has maintained balances in excess of the federally insured limits.

Accounts Receivable

Accounts receivable consists of amounts due to us for consulting fees associated with marketing and media consulting due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2016 and 2015, the Company did not record any allowance against our accounts receivable balance.

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

The Company had three unsecured promissory notes from WestMountain Distressed Debt. On December 31, 2015, management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the statement of operations.

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

Concentrations

During the year ended December 31, 2016, three related party customers, Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corp. and Peter Kloepfer accounted for 89% of total revenue (45%, 41% and 3%, respectively). In addition, during 2015, two related party customers, Bohemian Asset Management, Inc., and Nexcore Healthcare Capital Corp. accounted for 74% of total revenue (39% and 35%, respectively). At December 31, 2016 and 2015, one related party customer, Nexcore Healthcare Capital Corp. accounted for 100% of total accounts receivable.

Fair Value of Financial Instruments

Authoritative guidance defines fair value and establishes a framework for measuring fair value and enhances disclosures about fair value measures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The valuation policies are determined by the Chief Financial Officer and approved by the Company's Board of Directors. The three levels of the hierarchy are as follows:

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets require to be measured at fair value on a recurring basis including cash, accounts receivable and accounts payable and accrued liabilities are carried at cost when approximates fair value due to the short maturity of these investments.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2016 and 2015, the Company held available-for-sale securities with an aggregate fair value of $0 and $117,022, respectively.  As of December 31,  2015, all of our available-for-sale securities were invested in publically traded equity holdings. The Company recognized realized and unrealized gains (losses), net of tax, in accumulated other comprehensive income as of December 31, 2016 and 2015 in the amounts of $18,934 and $(437,824), respectively. (See Note 2 for details of available-for-sale investments).

The Company has consistently applied the valuation techniques discussed below in all periods presented. The Company's assets measured at fair value on a recurring basis at December 31, 2016 and 2015, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
December 31, 2016	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2016
Assets:
Available-for-sale
marketable securities	$ -	$ -	$ -	$ -

The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2015, were as follows:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
December 31, 2015	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Assets:
Available-for-sale
marketable securities	$ 117,022	$ -	$ -	$ 117,022

Property and Equipment and Intangibles

Computers are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing computers are capitalized and depreciated. Upon retirement or disposition of computers and intangibles, the cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible Assets

Intangible assets are stated at cost. Amortization is calculated using the straight-line method over the estimated useful life of seven years. As of December 31, 2016 and 2015, the intangible assets were fully amortized.

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2016 and 2015.

Investments in Marketable and Nonmarketable Securities

The Company reports its investments in marketable securities on the consolidated balance sheet as available-for-sale.  Investments are deemed to be marketable when they are investments in public companies. Investments reflect the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the consolidated financial statements.  Any tax adjustment related to the unrealized gain/loss is reflected as a deferred tax asset or liability on the consolidated balance sheet.

The Company reports its investments in nonmarketable securities on balance sheet using the cost method. Investments are deemed to be nonmarketable when they are investments in private companies. Investments in nonmarketable securities reflect the original cost of the investment.

Other comprehensive income (OCI) is made up of the unrealized gain/loss amounts related to the available-for-sale investments of the Company.  The OCI balance is recorded net of tax.

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments – Equity Method and Joint Ventures when recognizing these investments in the consolidated financial statements. Under this method, any net income or net loss must be recorded against the Company's investment, not to exceed the original investment and recognized as additional income or loss on the Company's consolidated statement of operations. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of December 31, 2016 and 2015, the Company's investment in Marine Exploration is $0 due to significant losses of the investee.

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

Earnings per Share

Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.  The dilutive effect of any outstanding awards for the year ended December 31, 2015 was zero shares. For December 31, 2016 there were no outstanding awards to impact our earnings per share computation.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the Company for the year ending on December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The Company adopted the amendments of ASU 2015-02, effective December 31, 2016. The adoption did not have an impact on our consolidated financial statements.

(2)    Investments

Equity Method Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of December 31, 2016 and 2015 are summarized below.
			As of December 31, 2016
					Accumulated
			Share	Fair	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	$99,750	0.0014	$1,216	$(98,534)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1000	24,629	(21,858)
WestMountain Gold, Inc.	918,000	918	0.0399	36,628	35,710
Investment totals	2,032,757	$147,156		$62,473	$(84,682)

Subsequent to December 31, 2016, the Company determined that our investments in Hangover Joe's Holding Corporation and Silver Verde May Mining Co., Inc., were other than temporarily impaired due to the fact they did not have adequate trading volume, there were no financial statements available for review, and based on the Company's understanding of the financial conditions of the entities. WestMountain Gold, Inc. filed Chapter 11 of the Bankruptcy Code on March 1, 2017. Upon a complete review and analysis of the Company's available-for-sale marketable securities on December 31, 2016, management has determined to record a full impairment loss, of $147,102, to the consolidated statement of operations, on all securities.

			As of December 31, 2015
					Accumulated
			Share	Fair	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	$99,750	0.0021	$1,824	$(97,926)
Silver Verde May Mining Co., Inc.	246,294	46,488	0.1770	43,594	(2,894)
WestMountain Gold, Inc.	918,000	918	0.0780	71,604	70,686
Totals	2,032,757	$147,156		$117,022	$(30,134)

On May 7, 2015 Omni Bio Pharmaceutical, Inc. ("Omni Bio") filed a Form 8K announcing it had been unsuccessful in its fundraising and partnering/licensing efforts and did not anticipate being able to raise sufficient capital to continue operations. Consequently, the Board of Directors of Omni Bio approved an orderly wind down, including negotiations with its senior secured creditor, Bohemian Investments, LLC. During the year ended December 31, 2015, the Company's investment in Omni Bio was determined to have other than temporary decline in value. The investment was fully impaired resulting in a loss on impairment of available-for-sale marketable securities of $193,634.

Investments in Nonmarketable Securities

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC.

The Company's investments in nonmarketable securities accounted for under the cost method as of December 31, 2016 and December 31, 2015 are summarized below.

Company Name	Shares	Cost	Shares	Units	Cost
Nonmarketable Securities:
SKRP 16, Inc.	200,000	$-	200,000	-	$30,000
Nexcore Companies LLC (Common Units)	-	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	80,000	-	-
RavenBrick (Class C Units)	-	-	-	-	-
Total Shares or Units	280,000	$1,645	280,000	1,645,000	$31,645

During February 2016, the Company paid $30,000 for 6.98 of RavenBrick Class C unit shares. RavenBrick was an existing customer to whom we provide advisory services. These services consisted of, but were not limited to, developing public recognition of their business plans and strategic goals, and engaging in website development and media production. In addition, during the second quarter ended June 30, 2016, the Company exchanged advisory services for an additional 3.72 of RavenBrick Class C unit shares recognized at no value.

Upon a complete review and analysis of the Company's nonmarketable securities during 2016, management determined to record an other than temporary impairment loss of $60,000 related to SKRP 16, Inc. of $30,000 and RavenBrick of $30,000 based on the Company's understanding of the financial conditions of the entities. This loss was posted to the consolidated statement of operations for all nonmarketable securities.

(3)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our CEO and Director, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, BOCO Investments, LLC, Bohemian Asset Management, and WestMountain Gold, Inc., related party transactions.

Revenue

For the years ended December 31, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $178,019 and $205,667 respectively. Of the $178,019 and $205,667 recorded advisory/consulting revenue in 2016 and 2015, $157,970 and $152,000 is related party revenue. This advisory/consulting fee revenue relates to services performed for Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corp. and Peter Kloepfer. The related parties and the Company have common affiliates. As of December 31, 2016 and 2015, the Company had outstanding accounts receivables from related parties of $6,000 and $6,000, respectively.

Investments in Marketable and Nonmarketable Securities

On December 15, 2014 the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.025 per share cash dividend payable to holders of NexCore common stock of record on December 1, 2014. We recorded a $41,125 receivable and respective dividend income in December 2014. On January 7, 2015 we deposited a check in the amount of $41,125 as a result of that cash dividend.

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC. On November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution in the amount of $274,715.

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

As of December 31, 2016 and 2015, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	December 31, 2016			December 31, 2015
Company Name	Shares	Units	Fair Value	Shares	Units	Fair Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	$1,824
WestMountain Gold, Inc.	918,000	-	-	918,000	-	71,604
Total Shares or Units	1,786,463	-	$-	1,786,463	-	$73,428

Company Name	Shares	Units	Cost	Shares	Units	Cost
Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	$1,645	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	-	-	-	80,000	-	-
Total Shares or Units	-	1,645,000	$1,645	80,000	1,645,000	$1,645
Total	1,786,463	1,645,000	$1,645	1,866,463	1,645,000	$75,073

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

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount was $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of December 31, 2015, principal and interest due on this note is $11,219. A full allowance has been recognized against this note and the accrued interest.

WestMountain Company provided funding to WestMountain Distressed Debt, Inc. ("WMDS") to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support. On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the consolidated statement of operations.

The Company has determined that WMDS is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary. The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support. WestMountain Company is not a majority equity stakeholder in WMDS, nor does it have voting control, control of the board of directors, or substantive management rights. Given that the Company does not have the power to direct their activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of WMDS and therefore is not required to consolidate this entity.

The Company will assess any additional transactions with WMDS to determine if the entity will need to be consolidated with the Company based on the VIE disclosure requirements.

(4)    Stockholders Equity

Common stock

No common shares were issued or retired during the years ended December 31, 2016 and 2015.

Stock options

On August 15, 2011, the Company reserved 500,000 common stock options of which 200,000 were granted to our employees. As stated in the compensation plan, these options have a four year term. 50% of the options will become vested and exercisable immediately, 25% on the first anniversary date of August 15, 2011, and 25% on the second anniversary date of August 15, 2012. All outstanding options expired during the year ended December 31, 2015.

(5)    Commitments and Contingencies

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of any such litigation will not have a material adverse effect on the Company.

(6)   Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following for the years ended December 31, 2016 and 2015:

Provision for taxes
	2016	2015
Current:
Federal	$26,665	$(60,831)
State	-	5,574
Total current	26,665	(55,257)
Deferred:
Federal	95,061	32,152
State	-	11,433
Total deferred	95,061	43,585

Income tax expense (benefit)	$121,726	$(11,672)

Deferred tax assets and liabilities consisted of the following as of December 31, 2016 and 2015:

Deferred taxes consists of:
	December 31,
	2016	2015
Deferred tax assets (liabilities):
Compensation Accruals	$7,183	$8,164
Investments in Flow Through Entities	12,432	33,077
Bad Deb Reserve	22,233	22,233
Prepaid Expenses	(1,690)	(856)
Fixed Assets	(35)	(64)
Unrealized Losses	76,764	-
Interest Payable - Related Party	22,581	26,452
Other	(609)	(609)
Equity / Option Compensation	-	15,207
Accumulated OCI	-	11,147
Net operating loss carryforwards	23,442	27,538
Total long-term deferred tax asset	162,301	142,289

Total deferred tax assets (liabilities)	162,301	142,289
Valuation allowance	(162,301)	(36,081)
Net deferred tax assets (liabilities)	$-	$106,208

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% for 2016 and 22% for 2015 to income or loss before income taxes as follows for the years ended:

	2016	2015

U.S. federal income tax expense\(benefit) at statutory rates	$(10,283)	$(35,074)
Permanent differences	(3,722)	2,062
State income tax expense\(benefit), net of federal impact	-	18,264
Effect of Change in Estimated Federal Rate from 22% to 34%	4,868	4,155
Other	3,455	(1,079)
Change in valuation allowance	127,408	-
	$121,726	$(11,672)

As of December 31, 2016, the Company has approximately $113 million in net operating loss ("NOL") carryforwards that, subject to limitation, may be available in future tax years to offset table income. These net operating loss carryforwards expire in 2031 through 2036. Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes that it has no material uncertain tax positions and has fully reserved against the Company's future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company's policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. No interest or penalties have been assessed for the years ending December 31, 2016 and 2015. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal and Colorado state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2012 or for Colorado before 2011. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

(7)   Notes Receivable

In October 2016, our President agreed to finance part of the monthly consulting fees that are billed to RavenBrick. Our original consulting agreement with RavenBrick outlined a fee of $4,000. Starting with the August 2016 consulting fee, RavenBrick will pay $1,500 and the remaining $2,500 will be a secured convertible promissory note receivable. Each month, a new note will be generated for $2,500. Every note carries a 12% interest rate. The principal due as of December 31, 2016 is $12,500. The original maturity date was January 6, 2017, but was automatically extended to March 15, 2017. The note is currently in default. The Company may, at any time, choose to convert all principal and accrued interest into Preferred C Units. The price for such Conversion Units is set at $1,000 per Unit.

As of December 31, 2016, the Company recorded an allowance of $12,500 against all RavenBrick notes receivable due to the lack of financial and capital funding information, and the extension of the notes for a possible third time. No interest has been accrued and recorded through December 31, 2016.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2016.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses described below.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as December 31, 2016 due to the following material weaknesses:
(1) we have not segregated duties as our accountant can initiate and complete transactions in the general ledger system,
(2) we have not implemented measures that would prevent the accountant from overriding the internal control system and
(3) the chief financial officer is responsible for complex accounting issues without additional review from within the Company.

We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	56	President
Brian L. Klemsz	58	Treasurer, Director
Joni K Troska	57	Secretary

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

Mr. Klemsz has been our Treasurer and sole Director since our inception and President from inception until May, 2011. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and WestMountain Alternative Energy, Inc., which are public companies.  He is currently a director on the board for WestMountain Gold, Inc. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

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

Options/SAR Grants and Fiscal Year End Option Exercises and Values

Effective August 15, 2011, our board of directors adopted and approved a new Equity Compensation Plan (the 2011 Plan). Our shareholders approved this Plan in December, 2011.  A total of 500,000 common shares have been reserved under the 2011 Plan.

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

The terms of the 2011 Plan provide for grants of stock options and restricted stock awards and performance awards that may be settled in cash, stock or other property. As of September 1, 2011, two awards have been granted under the 2011 Plan. Mr. Steve Anderson received an option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share. Ms Joni Troska received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share. All of the options have expired as of December 31, 2015.

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

Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2009. In May 2011, she was hired as a part-time accountant and receives a salary of $48,000. Ms. Troska also received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share. These options expired in 2015.

Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

Finally, no retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2016.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Blue, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our CEO and Director, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, BOCO Investments, LLC, Bohemian Asset Management, and WestMountain Gold, Inc., related party transactions.

Revenue

For the years ended December 31, 2016 and 2015, the Company recorded aggregate advisory/consulting revenue of $178,019 and $205,667 respectively. Of the $178,019 and $205,667 recorded advisory/consulting revenue in 2016 and 2015, $157,970 and $152,000 is related party revenue. This advisory/consulting fee revenue relates to services performed for Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corp. and Peter Kloepfer. The related parties and the Company have common affiliates. As of December 31, 2016 and 2015, the Company had outstanding accounts receivables from related parties of $6,000 and $6,000, respectively.

Investments in Marketable and Nonmarketable Securities

On December 15, 2014 the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.025 per share cash dividend payable to holders of NexCore common stock of record on December 1, 2014. We recorded a $41,125 receivable and respective dividend income in December 2014. On January 7, 2015 we deposited a check in the amount of $41,125 as a result of that cash dividend.

On November 1, 2015, our 1,645,000 common shares in NexCore Healthcare Capital Corp and our Class B units of NexCore Real Estate LLC was exchanged for 1,645,000 of common units of NexCore Companies LLC. On November 4, 2015, the Board of Directors of NexCore Companies LLC, authorized a $0.167 per unit cash distribution in the amount of $274,715.

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

As of December 31, 2016 and 2015, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:
	December 31, 2016			December 31, 2015
Company Name	Shares	Units	Fair Value	Shares	Units	Fair Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	$1,824
WestMountain Gold, Inc.	918,000	-	-	918,000	-	71,604
Total Shares or Units	1,786,463	-	$-	1,786,463	-	$73,428

Company Name	Shares	Units	Cost	Shares	Units	Cost
Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	$1,645	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	-	-	-	80,000	-	-
Total Shares or Units	-	1,645,000	$1,645	80,000	1,645,000	$1,645
Total	1,786,463	1,645,000	$1,645	1,866,463	1,645,000	$75,073

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

On May 4, 2015, we entered into an additional Promissory Note Agreement with WestMountain Distressed Debt, Inc., a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount was $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016. As of December 31, 2015, principal and interest due on this note is $11,219. A full allowance has been recognized against this note and the accrued interest.

WestMountain Company provided funding to WestMountain Distressed Debt, Inc. ("WMDS") to assist in paying their current operational expenses. The Company is not the only financial supporter to WMDS. The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support. On December 31, 2015 management evaluated the collectability of the notes and determined it was necessary to write the balances off. A total of $60,937 was expensed to the consolidated statement of operations.

The Company has determined that WMDS is considered a "variable interest entity", however, WestMountain Company is not the primary beneficiary. The total funding at risk is not sufficient to permit this entity to finance its activities without additional subordinated financial support. WestMountain Company is not a majority equity stakeholder in WMDS, nor does it have voting control, control of the board of directors, or substantive management rights. Given that the Company does not have the power to direct their activities that most significantly impact its economic performance, the Company determined that it is not the primary beneficiary of WMDS and therefore is not required to consolidate this entity.

The Company will assess any additional transactions with WMDS to determine if the entity will need to be consolidated with the Company based on the VIE disclosure requirements.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $23,000 for professional services rendered for the audit and reviews of the financial statements included in our quarterly reports through June 30, 2016.  Our current independent registered public accounting firm, EKS&H LLLP billed an aggregate of $45,000 for professional services rendered for the review of the financial statements included in our quarterly report ended September 30, 2016 and annual audit for the year ended December 31, 2016.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  April 17, 2017.

WESTMOUNTAIN COMPANY

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 17, 2017	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director