Form 10-Q
period 2017-03-31
WESTMOUNTAIN Co
filed 2017-05-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2017

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 10, 2017, was 9,517,402.

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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$647,531	$685,128
Accounts receivable, related parties	12,000	6,000
Accounts receivable	300	-
Income tax receivable	50,624	40,501
Prepaid expenses	9,695	4,563
Total current assets	720,150	736,192

Property and equipment, net of accumulated depreciation of	4,117	4,918
$5,488 and $4,687, respectively
Investments in nonmarketable securities, at cost	1,645	1,645
Total assets	$725,912	$742,755

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$66,399	$40,385
Total current liabilities	66,399	40,385
Total liabilities	66,399	40,385

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated (deficit)	(277,360)	(234,503)
Total shareholders' equity	659,513	702,370
Total liabilities and shareholders' equity	$725,912	$742,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue:
Advisory/consulting fees, related parties	$38,000	$38,000
Advisory/consulting fees	2,725	12,225
Total revenue	40,725	50,225

Operating expenses:
Selling, general and administrative expenses	93,705	78,679
Total operating expenses	93,705	78,679

Loss from operations	(52,980)	(28,454)

Net loss before income taxes	(52,980)	(28,454)

Income tax benefit	(10,123)	(4,520)
Net loss	$(42,857)	$(23,934)
Other comprehensive loss
Unrealized loss on investments in marketable equity securities, net of tax	-	(5,386)
Comprehensive loss	$(42,857	$(29,320)

Basic and Diluted net (loss) income per share	$(0.00)	$(0.00)
Basic and Diluted weighted average common shares outstanding	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(42,857)	$(23,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800	514
Deferred income tax (benefit) expense	-	(4,520)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(5,132)	(1,938)
Accounts receivable	(300)	(7,715)
Accounts receivable, related parties	(6,000)	(32,000)
Accounts payable and accrued liabilities	26,015	5,143
Income tax receivable	(10,123)	(6,979)
Net cash used in operating activities	(37,597)	(71,429)

Cash flows from investing activities:

Purchases of investments	-	(30,000)
Net cash used in investing activities	-	(30,000)

Net change in cash and cash equivalents	(37,597)	(101,429)
Cash and cash equivalents, beginning of period	$685,128	$579,971
Cash and cash equivalents, end of period	$647,531	$478,542

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non cash investing and financing activities:
Unrealized loss on investments in marketable equity securities, net of tax	$-	$5,386

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

Unaudited Financial Information

The accompanying financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at March 31, 2017 and its operating results for the three months ended March 31, 2017 and 2016, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 is not necessarily an indication of operating results to be expected for the year.

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

Concentrations

During the three months ended March 31, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp. accounted for 93% of total revenue (49% and 44%, respectively). In addition, during the three months ended March 31, 2016, two related party customers, Bohemian Asset Management, Inc., and Nexcore Healthcare Capital Corp. accounted for 76% of total revenue (36% and 40%, respectively). At March 31, 2017 and December 31, 2016, one related party customer, Nexcore Healthcare Capital Corp. accounted for 100% of total related party accounts receivable.

Income Tax Receivable

As of March 31, 2017, the Company had an income tax receivable of $50,624 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Investments in Marketable and Nonmarketable Securities

The Company reported its investments in marketable securities on the consolidated balance sheet as available-for-sale.  At March 31, 2017 and December 31, 2016, the Company's investments had been impaired to zero. Investments were deemed to be marketable when they were investments in public companies. Investments reflect the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the consolidated financial statements.  Any tax adjustment related to the unrealized gain/loss was reflected as a deferred tax asset or liability on the consolidated balance sheet.

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

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available for sale marketable securities as of December 31, 2016 and March 31, 2017 were zero.

Subsequent to December 31, 2016, the Company determined that our investments in Hangover Joe's Holding Corporation and Silver Verde May Mining Co., Inc., were other than temporarily impaired due to the fact they did not have adequate trading volume, there were no financial statements available for review, and based on the Company's understanding of the financial conditions of the entities. WestMountain Gold, Inc. filed Chapter 11 of the Bankruptcy Code on March 1, 2017. Upon a complete review and analysis of the Company's available-for-sale marketable securities on December 31, 2016, management determined to record a full impairment loss, of $147,102, to the consolidated statement of operations, on all securities at December 31, 2016.

Investments in Nonmarketable Securities

The Company's investments in nonmarketable securities accounted for under the cost method as of March 31, 2017 and December 31, 2016 are summarized below.

	March 31, 2017			December 31, 2016
			Market/Cost			Fair/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-	200,000	-	$-
Nexcore Real Estate LLC (Common Units)	-	1,645,000	1,645		1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)	-	11	-		11	-
Totals Shares or Units	280,000	1,645,007	$1,645	280,000	1,645,000	$1,645

(3) Stockholders Equity

Common Stock
There were 9,517,402 shares of common stock outstanding as of March 31, 2017 and December 31, 2016.

No common shares were issued or cancelled during the three months ended March 31, 2017.

(4) Related Parties

For the three months ended March 31, 2017 and 2016, the Company recorded aggregate advisory/consulting revenue of $40,725 and $50,225, respectively. Of the $40,725 recorded in 2017, $38,000 is related party revenue for services performed on behalf of Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

As of March 31, 2017 and December 31, 2016, the Company had $12,000 and $6,000, respectively, of accounts receivable from related parties.

As of March 31, 2017 and December 31, 2016, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	March 31, 2017			December 31, 2016
			Fair/Cost			Fair/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	$-
WestMountain Gold, Inc.	918,000	-	-	918,000	-	-
Total Shares or Units	1,786,463	-	$-	1,786,463	-	-

Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	$1,645	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,866,463	1,645,000	$1,645	1,866,463	1,645,000	$1,645

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

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017 we had advisory/consulting revenues of $40,725 compared to $50,225 for the three months ended March 31, 2016.  Of the advisory/consulting fee revenue, $38,000 and $38,000, respectively, were from related parties for services performed for Nexcore Group LP and Bohemian Asset Management, Inc. The Company, Nexcore and Bohemian are under common principal ownership.

Our revenue remains subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients.

Operating expenses were $93,705 and $78,679 for the three months ended March 31, 2017 and 2016, respectively.  Most of the expenses are related to payroll and contract services.

For the three months ended March 31, 2017 we had a net loss of $42,857. In comparison, for the three months ended March 31, 2016 we had a net loss of $23,934. Most of the increase in net loss was a result of additional outside services recorded for filing our public SEC documents.

In 2016, the Company wrote off three of its marketable securities and two of its nonmarketable securities. As of March 31, 2017 and December 31, 2016, we hold one nonmarketable security that has not been permanently impaired , Nexcore Companies LLC with 1,645,000 units. We have recorded other than temporary impairment on the other marketable and non-marketable securities. An investment summary as of March 31, 2017 and December 31, 2016 is as follows:

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $647,531.

Net cash used in operating activities were $37,597 for the three months ended March 31, 2017, compared to net cash used in operating activities of $71,429 for the three months ended March 31, 2016. The decrease of $33,832 is mainly related to the increase in net loss of $18,923; increase of $3,194 in prepaid expenses; decrease of $7,415 in accounts receivable; decrease of $26,000 in accounts receivable, related parties; increase of $20,872 in accounts payable and accrued liabilities; and an increase of $3,144 in income tax receivable. Most of the increase in accounts payable and accrued liabilities is related to the recording of additional expense for our SEC filings.

Net cash used in investing activities was $0 for the three months ended March 31, 2017, compared to $30,000 for the three months ended March 31, 2016. The Company invested $30,000 in a non-public company in 2016.

Over the next twelve months we do not expect any material capital costs for our operations.
Currently, we believe that we have sufficient capital to implement our business operations or to sustain them at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor do we have any intention of doing so. Our current monthly spending is approximately $27,000.

We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Fair Value Measurements

The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1: Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

•	Level 3: Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets are required to be measured at fair value on a recurring basis, including our major assets that approximates fair value as determined by using the future expected net cash flows on the sale of the investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as March 31, 2017 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our most recent fiscal quarter ended March 31, 2017, we have been profitable in the past. However, if we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our most recent fiscal quarter ended March 31, 2017, we were profitable for the fiscal year ended December 31, 2014 and prior to 2013. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 93.3% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 93.3% of the revenues of our clients in the first quarter of 2017 came from entities which were under common principal ownership with our majority shareholder. This was down from 100% in the first quarter in 2016. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients, or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of March 31, 2017, we had a cash position of $647,531. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2017. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We have only operated as a public company since January, 2009. We trade on the OTC Bulletin Board under the trading symbol WASM. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of you losing your entire investment in us.

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

Of our total outstanding shares as of March 31, 2017, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 15, 2017.

WEST MOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)