Form 10-Q
period 2017-06-30
WESTMOUNTAIN Co
filed 2017-08-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, July 31, 2017, was 9,517,402.

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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$577,165	$685,128
Accounts receivable, related parties	27,901	6,000
Accounts receivable	1,000	-
Income tax receivable	63,069	40,501
Prepaid expenses	5,401	4,563
Total current assets	674,536	736,192

Property and equipment, net of accumulated depreciation of	3,317	4,918
$6,288 and $4,687, respectively
Investments in nonmarketable securities, at cost	1,645	1,645
Total assets	$679,498	$742,755

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$45,966	$40,385
Total current liabilities	45,966	40,385
Total liabilities	45,966	40,385

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated deficit	(303,341)	(234,503)
Total shareholders' equity	633,532	702,370
Total liabilities and shareholders' equity	$679,498	$742,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
Advisory/consulting fees, related parties	$39,901	$38,000	$77,901	$76,000
Advisory/consulting fees	850	(3,775)	3,575	8,450
Total revenue	40,751	34,225	81,476	84,450

Operating expenses:
Selling, general and administrative expenses	85,177	76,976	178,882	155,655
Total operating expenses	85,177	76,976	178,882	155,655

Net loss from operations	(44,426)	(42,751)	(97,406)	(71,205)

Other income (expense)
Other income	6,000	-	6,000	-
Loss on impairment of nonmarketable securities	-	(60,000)	-	(60,000)
Total other income (expense)	6,000	(60,000)	6,000	(60,000)

Net loss before income taxes	(38,426)	(102,751)	(91,406)	(131,205)

Income tax benefit	(12,445)	(28,076)	(22,568)	(32,596)
Net loss	$(25,981)	$(74,675)	$(68,838)	$(98,609)
Other comprehensive income (loss):
Realized and unrealized income on investments in marketable equity securities, net of tax	-	31,569	-	26,183
Comprehensive income (loss)	$(25,981)	$(43,106)	$(68,838)	$(72,426)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(68,838)	$(98,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,601	1,029
Loss on impairment of nonmarketable securities	-	60,000
Deferred income tax (benefit) expense	-	(32,596)
Gain on disposal of equipment	-	(2,850)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	(838)	(6,274)
Accounts receivable	(1,000)	8,210
Accounts receivable, related parties	(21,901)	-
Accounts payable and accrued liabilities	5,581	(9,130)
Accrued liabilities, related parties	-	(5,751)
Income tax receivable	(22,568)	(828)
Net cash used in operating activities	(107,963)	(86,799)

Cash flows from investing activities:
Purchases of nonmarketable securities	-	(30,000)
Proceeds from sale of equipment	-	4,562
Net cash used in investing activities	-	(25,438)

Net change in cash and cash equivalents	(107,963)	(112,237)
Cash and cash equivalents, beginning of period	685,128	579,971
Cash and cash equivalents, end of period	$577,165	$467,734

Non cash investing and financing activities:
Equipment purchased with accounts payable	$-	$3,432
Unrealized loss on investments in marketable equity securities, net of tax	$-	$26,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company ("we", "our" or the "Company"), formerly known as WestMountain Asset Management, Inc., was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The condensed consolidated financial statements include the financial information of WestMountain Company and its wholly owned subsidiaries, WestMountain Business Consulting, Inc., WestMountain Allocation Analytics, Inc., and WestMountain Valuation Services, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Unaudited Financial Information

The accompanying financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at June 30, 2017 and its operating results for the three and six months ended June 30, 2017 and 2016, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily an indication of operating results to be expected for the year.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentrations

During the three months ended June 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 93.2% of total revenue (49% and 44%, respectively). During the three months ended June 30, 2016, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 100% of total revenue (53% and 47%, respectively). During the six months ended June 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 93.3% of total revenue (49% and 44%, respectively). During the six months ended June 30, 2016, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 90% of total revenue (47% and 43%, respectively). At June 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 90% of the total accounts receivable related party balance (69% and 21%, respectively). At December 31, 2016, one related party customer, Nexcore Healthcare Capital Corp., accounted for 100% of the total accounts receivable related party balance.

Income Tax Receivable

As of June 30, 2017, the Company had an income tax receivable of $63,069 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Investments in Marketable and Nonmarketable Securities

The Company reported its investments in marketable securities on the condensed consolidated balance sheet as available-for-sale.  At June 30, 2017 and December 31, 2016, the Company's investments had been impaired to zero. Investments were deemed to be marketable when they were investments in public companies. Investments reflected the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the condensed consolidated financial statements.  Any tax adjustment related to the unrealized gain/loss was reflected as a deferred tax asset or liability on the condensed consolidated balance sheet.

The Company reports its investments in nonmarketable securities on the condensed consolidated balance sheet using the cost method. Investments are deemed to be nonmarketable when they are investments in private companies. Investments in nonmarketable securities reflect the original cost of the investment.

Other comprehensive income (OCI) was made up of the unrealized gain/loss amounts related to the available-for-sale investments of the Company.  The OCI balance was recorded net of tax.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard introduces a new five-step revenue recognition model in which an entity should recognize revenue. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for WestMountain Company, Inc. beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)    Investments

Investments in Available for Sale Marketable Securities

The Company's investments in available-for-sale marketable securities as of December 31, 2016 and June 30, 2017 were zero.

Investments in Nonmarketable Securities

The Company's investments in nonmarketable securities accounted for under the cost method as of June 30, 2017 and December 31, 2016 are summarized below.

	June 30, 2017			December 31, 2016
			Cost			Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-	200,000	-	$-
Nexcore Healthcare Capital Corp. (Common Units)	-	1,645,000	1,645		1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)	-	11	-		11	-
Totals Shares or Units	280,000	1,645,011	$1,645	280,000	1,645,011	$1,645

(3) Stockholders' Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of June 30, 2017 and December 31, 2016.

No common shares were issued or cancelled during the six months ended June 30, 2017.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(4) Related Parties

For the three months ended June 30, 2017 and 2016, the Company recorded aggregate advisory/consulting revenue of $40,751 and $34,225, respectively. Of the $40,751 recorded in 2017, $39,901 is related party revenue for services performed on behalf of Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. All three customers are under common principal ownership.

As of June 30, 2017 and December 31, 2016, the Company had $27,901 and $6,000, respectively, of accounts receivable from related parties.

As of June 30, 2017 and December 31, 2016, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	June 30, 2017			December 31, 2016
			Fair/Cost			Fair/Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Marketable Securities
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	$-
WestMountain Gold, Inc.	918,000	-	-	918,000	-	-
Total Shares or Units	1,786,463	-	$-	1,786,463	-	$-

Nonmarketable Securities:
Nexcore Healthcare Capital Corp. (Common Units)	-	1,645,000	1,645	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
Totals Shares or Units	1,866,463	1,645,000	$1,645	1,866,463	1,645,000	$1,645

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

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them over the next 12 months. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

 Our principal executive office located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017 we had advisory/consulting revenues of $40,751 compared to $34,225 for the three months ended June 30, 2016.  Of the advisory/consulting fee revenue, $39,901 and $38,000, respectively, were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. For the six months ended June 30, 2017 we had advisory/consulting revenues of $81,476 compared to $84,450 for the six months ended June 30, 2016.  Of the advisory/consulting fee revenue, $77,901 and $76,000, respectively, were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. All three customers are under common principal ownership.

Our revenue remains subject to greater uncertainty than if we had revenue commitments from more clients. We could be materially impacted if our current arrangement does not continue, we cannot grow or diversify our current arrangement, and we cannot replace our current clients with other clients. Our related parties also share the same common principal ownership, there is a greater uncertainty with this ownership than if we had clients that had a more diverse principal ownership.

Operating expenses were $85,177 and $76,976 for the three months ended June 30, 2017 and 2016, respectively. Operating expenses were $178,882 and $155,655 for the six months ended June 30, 2017 and 2016, respectively. Most of the expenses are related to payroll expenses and contract services.

For the three months ended June 30, 2017 we had a net loss of $25,981. In comparison, for the three months ended June 30, 2016 we had a net loss of $74,675. The decrease in net loss of $48,694 was a result of decreases in loss on impairment of nonmarketable securities of $60,000; and income tax benefit of $15,631; offset by increases in net revenue of $6,526; selling, general and administrative expenses of $8,201 and other income of $6,000.  For the six months ended June 30, 2017 and June 30, 2016, we had a net loss of $68,838 and $98,609, respectively. The decrease in net loss of $29,771 was a result of decreases in net revenue of $2,974; loss on impairment of nonmarketable securities of $60,000; and income tax benefit of $10,028; offset by increases in selling, general and administrative expenses of $23,227 and other income of $6,000.

In 2016, the Company wrote off three of its marketable securities and two of its nonmarketable securities. As of June 30, 2017 and December 31, 2016, we hold one nonmarketable security that has not been permanently impaired, Nexcore Healthcare Capital Corp. with 1,645,000 units. We have recorded other than temporary impairment on the other marketable and non-marketable securities. An investment summary as of June 30, 2017 and December 31, 2016 is as follows:

Company Name	Shares	Units
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-
Silver Verde May Mining Co., Inc.	246,294	-
WestMountain Gold, Inc.	918,000	-
Total Shares or Units	2,032,757	-

Nonmarketable Securities:
SKRP 16, Inc.	200,000	-
Nexcore Healthcare Capital Corp. (Common Units)	-	1,645,000
WestMountain Distressed Debt, Inc.	80,000	-
RavenBrick Class C Units	-	11
Total Shares or Units	280,000	1,645,011
Total	2,312,757	1,645,011

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $577,165.

Net cash used in operating activities were $107,963 for the six months ended June 30, 2017, compared to net cash used in operating activities of $86,799 for the six months ended June 30, 2016. The increase of $21,164 is related to the absence of the noncash adjustment for loss on impairment of nonmarketable securities of $60,000; accounts receivable of $9,210; accounts receivable, related parties of $21,901; and income tax receivable of $21,740; offset by decreases in net loss of $29,771; depreciation of $572; deferred income tax of $32,596; gain on disposal of equipment of $2,850; prepaid and other current assets of $5,436; accounts payable and accrued liabilities of $14,711; and accrued liabilities, related parties of $5,751.

Net cash used in investing activities was $0 for the six months ended June 30, 2017, compared to $25,438 for the six months ended June 30, 2016. The Company invested $30,000 in a non-public company in 2016.

Over the next twelve months, we do not expect any material capital costs for our operations.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them over the next 12 months. To date, we have never had any discussions with any possible acquisition candidate nor do we have any intention of doing so. Our current monthly burn rate is approximately $18,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as June 30, 2017 due to the following material weaknesses:

(1) we have not segregated duties as our accountant can initiate and complete transactions in the general ledger system,

(2) we have not implemented measures that would prevent the accountant from overriding the internal control system, and,

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our most recent fiscal quarter ended June 30, 2017, we have been profitable in the past. However, if we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our most recent fiscal quarter ended June 30, 2017, we were profitable for the fiscal year ended December 31, 2014 and prior to 2013. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 97.9% of our revenues, which means that we could be severely impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 97.9% of the revenues of our clients in the second quarter of 2017 came from entities which were under common principal ownership with our majority shareholder. This was down from 100% in the second quarter in 2016. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership.  We could be materially impacted if our current arrangement does not continue, we cannot grow or diversify our current arrangement, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients, or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of June 30, 2017, we had a cash position of $577,165. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2017. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees, who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2017, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

3.3 ***	Amendment to Articles of Incorporation

10.1**	Service Agreement With Bohemian Companies, LLC

31.1	Certification of CEO/CFO pursuant to Section 302

32.1	Certification of CEO/CFO pursuant to Section 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Previously filed with Form SB-2 Registration Statement, January 2, 2008
** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
*** Previously filed under cover of Form 8K, February 27, 2014.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 14, 2017.

WESTMOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)