Form 10-Q
period 2017-09-30
WESTMOUNTAIN Co
filed 2017-11-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 13, 2017, was 9,517,402.

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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$529,592	$685,128
Accounts receivable, related parties	33,901	6,000
Accounts receivable	1,075	-
Income tax receivable	72,550	40,501
Prepaid expenses	3,333	4,563
Total current assets	640,451	736,192

Property and equipment, net of accumulated depreciation of	2,517	4,918
$7,088 and $4,687, respectively
Investments in nonmarketable securities, at cost	1,645	1,645
Total assets	$644,613	$742,755

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$62,007	$40,385
Total current liabilities	62,007	40,385
Total liabilities	62,007	40,385

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in capital	927,355	927,355
Accumulated deficit	(354,267)	(234,503)
Total shareholders' equity	582,606	702,370
Total liabilities and shareholders' equity	$644,613	$742,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:
Advisory/consulting fees, related parties	$38,000	$43,970	$115,901	$119,970
Advisory/consulting fees	225	7,964	3,800	16,414
Total revenue	38,225	51,934	119,701	136,384

Operating expenses:
Selling, general and administrative expenses	100,958	85,912	279,840	246,129
Total operating expenses	100,958	85,912	279,840	246,129

Net loss from operations	(62,733)	(33,978)	(160,139)	(109,745)

Other income (expense)
Interest expense	-	-	-	4,562
Other income	4,500	-	10,500	-
Loss on impairment of nonmarketable securities	-	-	-	(60,000)
Total other income (expense)	4,500	-	10,500	(55,438)

Net loss before income taxes	(58,233)	(33,978)	(149,639)	(165,183)

Income tax benefit	(7,307)	119,683	(29,875)	87,087
Net loss	$(50,926)	$(153,661)	$(119,764)	$(252,270)
Other comprehensive income (loss):
Realized and unrealized income on investments in marketable equity securities, net of tax	-	(49,021)	-	(22,838)
Comprehensive income (loss)	$(50,926)	$(202,682)	$(119,764)	$(275,108)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	9,517,402	9,517,402	9,517,402	9,517,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(119,764)	$(252,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,401	1,829
Loss on impairment of nonmarketable securities	-	60,000
Deferred income tax (benefit) expense	-	95,061
Gain on disposal of equipment	-	(2,850)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	1,230	(3,918)
Accounts receivable	(1,075)	10,031
Accounts receivable, related parties	(27,901)	(12,000)
Accounts payable and accrued liabilities	21,622	(4,718)
Accrued liabilities, related parties	-	(3,760)
Income tax receivable	(32,049)	(10,408)
Net cash used in operating activities	(155,536)	(123,003)

Cash flows from investing activities:
Purchases of equipment	-	(3,432)
Purchases of nonmarketable securities	-	(30,000)
Proceeds from sale of equipment	-	4,562
Net cash used in investing activities	-	(28,870)

Net change in cash and cash equivalents	(155,536)	(151,873)
Cash and cash equivalents, beginning of period	685,128	579,971
Cash and cash equivalents, end of period	$529,592	$428,098

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,374	$1,626
Interest	$-	$-

Non cash investing and financing activities:
Purchase of non-security investment shares in exchange for accounts receivable	$-	$21,000
Unrealized loss on investments in marketable equity securities, net of tax	$-	$(22,838)

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

Unaudited Financial Information

The accompanying financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at September 30, 2017 and its operating results for the three and nine months ended September 30, 2017 and 2016, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily an indication of operating results to be expected for the year.

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

Concentrations

During the three months ended September 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 100% of total related party revenue (53% and 47%, respectively). During the three months ended September 30, 2016, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 86% of total related party revenue (45% and 41%, respectively). During the nine months ended September 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 98% of total related party revenue (52% and 46%, respectively). During the nine months ended September 30, 2016, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 95% of total related party revenue (50% and 45%, respectively). At September 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 94% of the total accounts receivable related party balance (59% and 35%, respectively). At December 31, 2016, one related party customer, Nexcore Healthcare Capital Corp., accounted for 100% of the total accounts receivable related party balance. At September 30, 2017, two related party customers, Nexcore Healthcare Capital Corp. and Bohemian Asset Management, Inc. accounted for 94% of the total accounts receivable related party balance.

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Income Tax Receivable

As of September 30, 2017, the Company had an income tax receivable of $72,550 that is related to estimated tax payments on deposit with federal and state taxing authorities.

Investments in Marketable and Nonmarketable Securities

The Company reported its investments in marketable securities on the condensed consolidated balance sheet as available-for-sale.  At September 30, 2017 and December 31, 2016, the Company's investments had been impaired to zero. Investments were deemed to be marketable when they were investments in public companies. Investments reflected the original cost of the investments and unrealized gain/loss amounts based on the market price as of the date of the condensed consolidated financial statements.  Any tax adjustment related to the unrealized gain/loss was reflected as a deferred tax asset or liability on the condensed consolidated balance sheet.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company continues to make progress on evaluating the accounting implications of this ASU and its assessment of contracts with customers is largely complete. Based on the Company's evaluation to date, it does not expect the adoption of this ASU to have a material impact on net earnings, however, the Company is analyzing whether the classification of certain items in revenue and expense will be impacted. The Company continues to evaluate the disclosure requirements, develop accounting policies, and assess changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Company will adopt the new standard on January 1, 2018, utilizing the modified retrospective approach.

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020 for calendar year entities).  Management does not believe this amendment will have a material impact on the Company.

(2)    Investments

Investments in Available-for-Sale Marketable Securities

The Company's investments in available-for-sale marketable securities as of December 31, 2016 and September 30, 2017 were zero.

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Investments in Nonmarketable Securities

The Company's investments in nonmarketable securities accounted for under the cost method as of September 30, 2017 and December 31, 2016 are summarized below.

	September 30, 2017			December 31, 2016
			Cost			Cost
Company Name	Shares	Units	Value	Shares	Units	Value
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-	200,000	-	$-
Nexcore Healthcare Capital Corp. (Common Units)	-	1,645,000	1,645		1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-	80,000	-	-
RavenBrick (Class C Units)	-	11	-		11	-
Totals Shares or Units	280,000	1,645,011	$1,645	280,000	1,645,011	$1,645

(3) Stockholders' Equity

Common Stock

There were 9,517,402 shares of common stock outstanding as of September 30, 2017 and December 31, 2016.

No common shares were issued or cancelled during the nine months ended September 30, 2017.

(4) Related Parties

For the three months ended September 30, 2017 we had advisory/consulting revenues of $38,225 compared to $51,934 for the three months ended September 30, 2016.  Of the $38,225 of advisory/consulting fee revenue for the three months ended September 30, 2017, $38,000 were from related parties for services performed for Nexcore Healthcare Capital Corp. and Bohemian Asset Management, Inc. Of the $51,934 advisory/consulting fee revenue for the three months ended September 30, 2016, $43,970 were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. For the nine months ended September 30, 2017 we had advisory/consulting revenues of $119,701 compared to $136,384 for the nine months ended September 30, 2016.  Of the advisory/consulting fee revenue, $115,901 and $119,970, respectively, were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. All three customers are under common principal ownership.

As of September 30, 2017 and December 31, 2016, the Company had $33,901 and $6,000, respectively, of accounts receivable from related parties.

As of September 30, 2017 and December 31, 2016, the following investments in marketable and nonmarketable securities were held in related parties due to common principal ownership:

	September 30, 2017				December 31, 2016
				Fair/Cost			Fair/Cost
Company Name	Shares	Units		Value	Shares	Units	Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-	868,463	-	-
WestMountain Gold, Inc.	918,000		-	-	918,000	-	-
Total Shares or Units	1,786,463		-	$-	1,786,463	-	$-

Nonmarketable Securities:
Nexcore Healthcare Capital Corp. (Common Units)	-		1,645,000	$1,645	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	80,000		-	-	80,000	-	-
Totals Shares or Units	1,866,463		1,645,000	$1,645	1,866,463	1,645,000	$1,645

WestMountain Company.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)  Commitments and Contingencies

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of any such litigation will not have a material adverse effect on the Company.

(6)   Subsequent Event

On October 23, 2017, the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.10 per share cash dividend payable to holders of NexCore common stock. We deposited a check in the amount of $164,500 in November, 2017.

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

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them over the next 12 months. To date, we have not agreed to a non-binding or binding arrangement with any possible acquisition candidate.

 Our principal executive office located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2017 and 2016.

For the three months ended September 30, 2017 we had advisory/consulting revenues of $38,225 compared to $51,934 for the three months ended September 30, 2016.  Of the $38,225 of advisory/consulting fee revenue for the three months ended September 30, 2017, $38,000 were from related parties for services performed for Nexcore Healthcare Capital Corp. and Bohemian Asset Management, Inc. Of the $51,934 advisory/consulting fee revenue for the three months ended September 30, 2016, $43,970 were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. For the nine months ended September 30, 2017 we had advisory/consulting revenues of $119,701 compared to $136,384 for the nine months ended September 30, 2016.  Of the advisory/consulting fee revenue, $115,901 and $119,970, respectively, were from related parties for services performed for Nexcore Healthcare Capital Corp., Bohemian Asset Management, Inc., and Peter Kloepfer. All three customers are under common principal ownership.

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

Operating expenses were $100,958 and $85,912 for the three months ended September 30, 2017 and 2016, respectively. Operating expenses were $279,840 and $246,129 for the nine months ended September 30, 2017 and 2016, respectively. Most of the expenses are related to payroll expenses and contract services.

For the three months ended September 30, 2017 we had a net loss of $50,926. In comparison, for the three months ended September 30, 2016 we had a net loss of $153,661. The decrease in net loss of $102,735 was mainly due to the recording of a full tax allowance against the Company deferred taxes.  For the nine months ended September 30, 2017 and September 30, 2016, we had a net loss of $119,764 and $252,270, respectively. The decrease in net loss of $132,506 was again mainly due to the recording of a full tax allowance against the Company deferred taxes in 2016, along with the recognition of a net loss in marketable securities of $60,000. The losses were offset by other income recognized for cash received from RavenBrick in the amount of $10,500 in 2017.

In 2016, the Company wrote off three of its marketable securities and two of its nonmarketable securities. As of September 30, 2017 and December 31, 2016, we hold one nonmarketable security that has not been permanently impaired, Nexcore Healthcare Capital Corp. with 1,645,000 units. We have recorded other than temporary impairment on the other marketable and non-marketable securities. An investment summary as of September 30, 2017 and December 31, 2016 is as follows:

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $529,592.

Net cash used in operating activities were $155,536 for the nine months ended September 30, 2017, compared to net cash used in operating activities of $123,003 for the nine months ended September 30, 2016. In 2016, the Company recorded non cash adjustments for impairment loss on nonmarketable securities of $60,000; deferred income taxes of $95,061 and gain of disposal of equipment of 2,850, which were not present in 2017. The non-cash adjustments were offset by decreases in prepaid and other current assets of $5,148; accounts payable and accrued liabilities of $26,340, and accrued liabilities, related parties of $3,760; offset by increases in accounts receivable of $11,106; accounts receivable, related parties of $15,901 and income tax receivable of $21,641.

Net cash used in investing activities was $0 for the nine months ended September 30, 2017, compared to $28,870 for the nine months ended September 30, 2016. This difference was mainly due to the Company investing $30,000 in a non-public company in 2016.

Over the next twelve months, we do not expect any material capital costs for our operations.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them over the next 12 months. To date, we have not agreed to a non-binding arrangement with any possible acquisition candidate.

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

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company continues to make progress on evaluating the accounting implications of this ASU and its assessment of contracts with customers is largely complete. Based on the Company's evaluation to date, it does not expect the adoption of this ASU to have a material impact on net earnings, however, the Company is analyzing whether the classification of certain items in revenue and expense will be impacted. The Company continues to evaluate the disclosure requirements, develop accounting policies, and assess changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Company will adopt the new standard on January 1, 2018, utilizing the modified retrospective approach.

We provide investor relations, website development, video production, and associated marketing and media services to clients. We are paid fees for our services by our clients under written consulting agreements.   We do not focus on any particular industry but look at any and all opportunities. We will screen investments with emphasis towards finding opportunities with long term potential.

Credit Losses

The FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020 for calendar year entities).  Management does not believe this amendment will have a material impact on the Company.

Subsequent Event

On October 23, 2017, the Board of Directors for NexCore Healthcare Capital Corp, authorized a $0.10 per share cash dividend payable to holders of NexCore common stock. We deposited a check in the amount of $164,500 in November, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as September 30, 2017 due to the following material weaknesses:

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

PART II  OTHER INFORMATION

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

Risks Related to Our Business and Industry

We have a limited operating history. While we have not been profitable for our three fiscal quarters ended September 30, 2017, we have been profitable in the past.  However, if we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. In the past, we have been profitable. While we have not been profitable for our three fiscal quarters ended September 30, 2017, we were profitable for the fiscal year ended December 31, 2014 and prior to 2013. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 100% of our revenues, which means that we could be severely impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 100% of the total revenues of our clients, during the quarter ended September 30, 2017, came from entities which were under common principal ownership with our majority shareholder. During the nine months ended September 30, 2017, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 95% of total revenue (50% and 45%, respectively). During the nine months ended September 30, 2016, two related party customers, Bohemian Asset Management, Inc. and Nexcore Healthcare Capital Corp., accounted for 84% of total revenue (44% and 40%, respectively).  Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients. We could be materially impacted if our current arrangement does not continue, we cannot grow or diversify our current arrangement, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from these arrangements, we cannot assure you that these clients, or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of September 30, 2017, we had a cash position of $529,592. We anticipate that operating costs will range between $300,000 and $400,000, for the fiscal year ending December 31, 2017. These operating costs include payroll, contract services, marketing costs, and all other costs of operations. We will use contract employees, who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our largest shareholder, WestMountain Blue, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,505,652 shares and thereby controls approximately 90% of our outstanding shares. Because WestMountain Blue, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders.

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

Because our proposed business may involve the identification, acquisition and development of investments, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently not an investment company or an investment advisor and are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us, which could negatively affect the price and trading of our securities.

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

Of our total outstanding shares as of September 30, 2017, a total of 8,755,652, or approximately 91.99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We have not paid any cash dividends with respect to our common stock, and we may not pay any dividends on our common stock in the future. If we do pay dividends, there is no guaranty that we will pay them on a regular basis. Shareholders or potential investors should not rely upon the payment of dividends for a component of their total return on this stock. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2017.

WESTMOUNTAIN COMPANY a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)