Form 10-K
period 2017-12-31
WESTMOUNTAIN Co
filed 2018-03-16
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2017

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

As of February 1, 2018, the Registrant had outstanding 9,517,402 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $319,113.

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

Approximately 97.5% of the revenues of our clients in fiscal year 2017 came from entities which were under common principal ownership with our majority shareholder. For the years ended December 31, 2017 and 2016, we recorded advisory/consulting revenue of $157,926 and $178,019 respectively. Of the $157,926 and $178,019 recorded advisory/consulting revenue in 2017 and 2016, $153,901 and $157,970 is related party revenue. This advisory/consulting fee revenue relates to services performed for Nexcore Group, LP, Peter Kloepfer, and Bohemian Asset Management, Inc. We and the related parties have common affiliates.

As of December 31, 2017 and 2016, we recorded $12,000 and $6,000, respectively, as accounts receivable, related party. In 2017 and 2016, one of our investments declared a distribution of $164,500 and $322,726, respectively.

Currently, we believe that we have sufficient capital to sustain our business operations beyond December 31, 2018. We were not profitable for the fiscal years ended December 31, 2017, 2016 and 2015 although we have been profitable in the fiscal year ended December 31, 2014. If we could develop and sustain ongoing profitability, we could operate at our present level indefinitely.

We have had ongoing discussions with and due diligence reviews of possible acquisition candidates but have not entered into any definitive agreements.

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

Employees

Until December 31, 2017, we had one full-time employee: Mr. Steve Anderson, our President. We also had a part-time employee, Ms. Joni Troska, our corporate Secretary. In addition, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Director for any Board meeting he attends.

As of December 31, 2017, the Company terminated the employment of our full-time and part-time employees. They received aggregate severance pay of $131,000 in February, 2018. They will continue to provide support as outside contractors.

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

We also have a corporate website, www.westmountainco.com, on which we post our regulatory filings.

Our investor relations department can be contacted at our principal executive office located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499.

ITEM 1A.  RISK FACTORS.

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

Risks Related to Our Business and Industry

We were not profitable for the fiscal years ended December 31, 2017, 2016 and 2015, and prior to 2013.  If we never achieve sustained profitability, we could go out of business.

We were formed as a Colorado business entity in October, 2007. While we were profitable in the fiscal year ended December 31, 2014, we were not profitable for the fiscal years ended December 31, 2017, 2016, 2015 and prior to 2013. Currently, we believe that we have sufficient capital to sustain our business operations past March 15, 2019. We recognize that we must achieve ongoing profitability to be viable over the long term. If we never achieve sustained profitability, we could go out of business.

We currently rely upon clients under common principal control of our majority shareholder for approximately 97.5% of our revenues, which means that we could be severally impacted if the current arrangement does not continue and we cannot replace our current clients with other clients.

Approximately 97.5% of the revenues of our clients in fiscal year 2017 came from entities which were under common principal ownership with our majority shareholder. This was up from 88.7% in 2016. Our revenue projections are subject to greater uncertainty than if we had revenue commitments from a number of clients not under common principal ownership. We could be materially impacted if the current arrangement does not continue, and we cannot replace our current clients with other clients. While we have no basis to believe that we will not continue to generate revenue from this arrangement, we cannot assure you that these clients or any of our clients, will continue to purchase our products or services in significant volume, or at all.

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

As of December 31, 2017 and 2016, we had a cash position of $235,573 and $685,128, respectively. We anticipate that operating costs will range between $100,000 and $200,000, for the fiscal year ending December 31, 2018. These operating costs include, contract services, marketing costs, and all other costs of operations. We will use contract employees who will be paid on an hourly or monthly fee basis. However, the operating costs and expected revenue generation are difficult to predict. We expect to continue to generate revenues in the next twelve months from our fee-based marketing, media and investor relations consulting services. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of a consistent profitable operating history, raising additional funds may be difficult.

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

Our largest shareholder, WestMountain Blue, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,505,652 shares and thereby controls approximately 89.4% of our outstanding shares. Because WestMountain Blue, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and Treasurer.

We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer, Mr. Anderson is our former primary executive officer, and we will continue depend on him for aspects of our operations as a contractor. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. We have a contract relationship with Mr. Anderson. The loss of the services of either Mr. Anderson or Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz or Mr. Anderson.

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

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for the products our projects may develop; and

*	departures of key personnel.

Of our total outstanding shares as of December 31, 2017, a total of 8,755,652, or approximately 92%, are restricted from immediate resale but are potentially available to be sold into the market under Rule 144. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

As of February 2018, we have the authority to issue up to 100,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

We have recently paid cash dividends on our common stock but do not expect to pay dividends on common stock in the future.

While we have recently paid cash dividends with respect to our common stock, it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Future earnings, if any, that we may realize will be retained in the business for further development and expansion.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of February 1, 2018, there were sixty record holders of our common stock and there were 9,517,402 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WASM in January 2009. The following table sets forth the high and low closing bid prices of our common stock on for the period indicated in 2017 and 2016.

	Closing Bid Price
	High	Low
2017
First Quarter	$0.35	$0.35
Second Quarter	$0.35	$0.35
Third Quarter	$0.35	$0.35
Fourth Quarter	$0.35	$0.30

	Closing Bid Price
	High	Low
2016
First Quarter	$0.35	$0.35
Second Quarter	$2.67	$0.35
Third Quarter	$0.35	$0.35
Fourth Quarter	$0.35	$0.35

The last date that our common stock was traded during our fiscal year ended December 31, 2017 was on December 4, 2017. On that date, the closing bid price of our common stock in the OTC Bulletin Board was $0.30 per share, volume was 2,500 shares, and the number of shares issued and outstanding was 9,517,402.

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

Dividend Policy

The payment of dividends on our common stock is within the discretion of our Board of Directors. While we have recently paid cash dividends with respect to our common stock, we do not plan to pay dividends in the future but intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our Board of Directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

For the year ended December 31, 2017, the Board of Directors approved the following payments:

The Board of Directors declared a cash dividend of $0.10 per share to all shareholders of record as of the close of business on December 1, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The dividend of $101,200 was paid to all remaining eligible shareholders on December 4, 2017.

The Board of Directors simultaneously declared two cash dividends. The first dividend was at $0.06 per share to all shareholders of record as of the close of business on December 29, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The second dividend was at $0.03 per share, payable to all shareholders of record as of the close of business on December 29, 2017, including shareholders WestMountain Blue, LLC. and BOCO Investments, LLC. The two dividends of $346,307 were paid to all eligible shareholders on December 28, 2017.

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

For the fiscal year ended December 31, 2017 we had revenue of $157,926. In comparison for the fiscal year ended December 31, 2016 we had revenue of $178,019.  In 2017, we recorded consulting fees of $157,926, of which $153,901 were from a related party. We recorded consulting fees of $178,019 in the fiscal year ended December 31, 2016, of which $157,970 were from a related party.

Operating expenses were $630,181 and $328,372, respectively for the years ended December 31, 2017 and 2016. Of the $630,181 in 2017, $236,000 was an accrual posted for merger expenses that was paid subsequent to December 31, 2017, the terminated full-time and part-time employees and additional legal and contract work in contemplation of a possible merger transaction. Of the remaining amount of $394,181 of operating expenses, $358,771 was mostly related to payroll, general contract services, additional fees for audit and tax work and services provided to process the year-end dividends that were paid to the Company's common shareholders. Of the $328,372 in 2016, $294,377 was mostly related to payroll and contract services.

For the year ended December 31, 2017 we recorded a net loss of $68,497. In comparison, for the year ended December 31, 2016 we recorded a net loss of $151,969, a decrease in net loss of $83,472 over the two years presented. This decrease came from a $20,093 decrease in revenue that was associated with services that were exchanged for Class C units of RavenBrick; decrease in the distribution income from Nexcore Companies LLC of $158,226; decrease of $60,000 in the loss on impairment of nonmarketable securities that consisted of a $30,000 investment in RavenBrick and a $30,000 investment in Arogenne; and a decrease of impairment of marketable securities of $147,102. The decreases were offset by an increase in selling, general and administrative expenses of $301,809; increase in interest expense of $2,357; and an increase in other income of $8,938 that was associated with the receipt of RavenBrick fees from prior quarters and an increase in tax benefit of $345,203 mainly associated with the sale of our Nexcore asset.

A summary of the comparison is below.

	For the years ended December 31,
Category	2017	2016	Variance
Revenue	$157,926	$178,019	$(20,093)
Selling, general and administrative expenses	630,181	328,372	(301,809)
Interest expense	2,281	(76)	2,357
Other income	13,500	4,562	8,938
Distribution income on nonmarketable securities	164,500	322,726	(158,226)
Loss on impairment of nonmarketable securities	-	(60,000)	60,000
Loss on impairment of available for sale marketable securities	-	(147,102)	147,102
Income tax expense (benefit)	(223,477)	121,726	345,203
Net income (loss)	$(68,497)	$(151,969)	$83,472

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

In 2016, the Company wrote off two of its nonmarketable securities and three of its marketable securities due to the determination the securities had no value. The decrease in nonmarketable securities consists of $30,000 investment in RavenBrick. The decrease in available for sale marketable securities consisted of $99,750 in Hangover Joes, $46,488 in Silver Verde, $918 in WestMountain Gold and $54 for related taxes in 2016.

In December 2017, we sold two of our available for sale marketable securities and one nonmarketable security, Hangover Joe's Holding Corporation, WestMountain Gold, Inc. and WestMountain Distressed Debt, Inc., to a related party for $1. The remaining two available for sale marketable securities and two nonmarketable securities ceased operations, Omni Bio Pharmaceutical, Inc., Silver Verde May Mining Co., Inc., SKRP 16, Inc., and Marine Exploration. Our remaining nonmarketable security, Nexcore Companies LLC, was sold to a related party for $529,208. On December 18, 2017, the Company recorded a note receivable and the gain as a dividend to accumulated deficit for this asset sale transaction. The note carried a 12% annual interest rate with a maturity date of January 18, 2018. The note receivable was paid on January 2, 2018 in the amount of $529,208. This included a principal amount of $526,400, additional securities of $1 and accrued interest of $2,807.

An investment summary as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017			December 31, 2016
Company Name	Shares	Fair Value	Sale Price	Shares	Units	Fair Value	Impairment
Marketable Securities:
Omni Bio Pharmaceutical, Inc.	-	$-	$-	-	-	$-	$-
Hangover Joe's Holding Corporation	-	-	-	868,463	-	99,750	(99,750)
Silver Verde May Mining Co., Inc.	-	-	-	246,294	-	46,488	(46,488)
WestMountain Gold, Inc.	-	-	-	918,000	-	918	(918)
Total Shares or Units	-	$-	$-	2,032,757	-	$147,156	$(147,156)

	December 31, 2017			December 31, 2016
Company Name	Shares	Units	Cost	Shares	Units	Cost	Impairment
Nonmarketable Securities:
SKRP 16, Inc.	-	$-	$-	200,000	-	$30,000	$(30,000)
Nexcore Companies LLC (Common Units)	-	-	-	-	1,645,000	1,645	-
WestMountain Distressed Debt, Inc.	-	-	-	80,000	-	-	-
RavenBrick (Class C Units)	-	-	-	-	-	-	-
Total Shares or Units	-	$-	$-	280,000	1,645,000	$31,645	$(30,000)

Total	-	$-	$-	2,312,757	1,645,000	$178,801	$(177,156)

The Company's tax (benefit) expense for the years ended December 31, 2017 and 2016 was ($223,477) and $121,726, respectively, for a decrease in tax expense of $345,203. The Company's tax expense decrease is mainly due to the deferment of the impairments on a tax basis versus book basis that occurred in 2016 and the recognition of tax associated with the sale of our Nexcore nonmarketable security.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had cash or cash equivalents of $235,573 and $685,128, respectively.

Net cash (used in) provided by operating activities was ($2,048) for the fiscal year ended December 31, 2017 and $138,590 for the fiscal year ended December 31, 2016. The following is a table showing the changes in non-cash and cash operating activities.

	Years ended December 31,		Increase
	2017	2016	(Decrease)
Net (loss)	$(68,497)	$(151,969)	$83,472
Non-cash Expenses
Depreciation	3,202	2,630	572
Loss on disposal of property and equipment	1,716	1,712	4
Interest on note receivable	(2,281)	-	(2,281)
Income tax benefit for sale of nonmarketable securities to a related party	(194,452)		(194,452)
Loss on impairment of available-for-sale marketable securities	-	147,102	(147,102)
Loss on impairment of nonmarketable securities	-	60,000	(60,000)
Deferred income tax	-	95,062	(95,062)
Total Non-cash Expenses	(191,815)	306,506	(498,321)
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	3,230	(2,255)	5,485
Accounts receivable	(950)	16,435	(17,385)
Accounts receivable, related parties	(6,000)	-	(6,000)
Accounts payable and accrued liabilities	252,215	(3,748)	255,963
Accrued liabilities, related parties	-	(5,751)	5,751
Income tax receivable	9,769	(20,628)	30,397
Total Changes in Operating Assets and Operating Liabilities	258,264	(15,947)	274,211
Net cash (used in) provided by operating activities	$(2,048)	$138,590	$(140,638)

For the year ended December 31, 2017 we recorded a net loss of $68,497. In comparison, for the year ended December 31, 2016 we recorded a net loss of $151,969, a decrease in net loss of $83,472 over the two years presented. This decrease came from a decrease in revenue of $20,093 that was mainly associated with services that were exchanged for Class C units of RavenBrick; decrease in the distribution income from Nexcore Companies LLC of $158,226.  The decreases were offset by an increase in selling, general and administrative expenses of $301,809 that was associated with accrued liabilities; interest income of $2,357; and other income of $8,938 and income tax benefit of $345,203 that was mainly associated with the sale of our nonmarketable security to a related party.

The remaining variances of $140,638 consist of a decrease in noncash expenses of $498,321 and increase in operating assets and liabilities of $274,211. The non-cash expense decrease of $498,321 consists of decreases in impairment of marketable securities of $147,102; loss on impairment of nonmarketable securities of $60,000 that consisted of a $30,000 investment in RavenBrick and a $30,000 investment in Arogenne; interest income of $2,281 and income tax benefit for sale of nonmarketable securities to a related party of $194,452; offset by increase in deprecation of $572 and $4 for the loss on the sale of property and equipment.

The total variance increase of $274,211 in operating assets and liabilities relate to increases in prepaid expenses of $5,485 mainly due to annual fees for OTC Markets; $5,751 for accrued liabilities, related parties; $30,397 for income tax receivable; and $255,963 for accounts payable and accrued liabilities. Accrued liabilities in 2017 increased due to additional legal, contract work and compensation for a contemplated merger transaction along with additional fees for audit and tax work and services provided to process the year-end dividends that were paid to the Company's common shareholders. Increases were offset by decreases in accounts receivable of $17,385 and accounts receivable, related parties of $6,000 of which all receivables were paid in the respective 1st quarters of the following years.

Net cash used in investing activities was $-0- for the fiscal year ended December 31, 2017. Compared to $33,433 for the fiscal year ended December 31, 2016. In 2016, the Company invested $30,000 in a non-public company, along with the purchase and disposal of equipment of $3,433.

For the fiscal years ended December 31, 2017 and 2016 net cash flows used in financing activities were $447,507 and $-0-, respectively. In 2017, dividends were paid to common stockholders in the amount of $447,507.

The Board of Directors declared a cash dividend of $0.10 per share to all shareholders of record as of the close of business on December 1, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The dividend of $101,200 was paid to all remaining eligible shareholders on December 4, 2017.

The Board of Directors simultaneously declared two cash dividends. The first dividend was at $0.06 per share to all shareholders of record as of the close of business on December 29, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The second dividend was at $0.03 per share, payable to all shareholders of record as of the close of business on December 29, 2017, including shareholders WestMountain Blue, LLC. and BOCO Investments, LLC. The two dividends of $346,307 were paid to all eligible shareholders on December 28, 2017.

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

In November 2017, the Board of Directors of NexCore Companies, LLC, authorized a $0.10 per unit cash distribution for 2017. The Company received a wire on November 8, 2017 in the amount of $164,500.

On December 18, 2017, the Company entered into an Equity Purchase Agreement with a related party. The terms of this agreement are to transfer and assign, to the Buyer, the Company's rights, title and interest in the following assets and liabilities.

The Company sold its non-marketable security in Nexcore Companies, LLC for $526,400 to a related party. The purchase price was based upon an independent, third party valuation. The same related party also bought its' previously other than temporarily impaired investments in WestMountain Gold, Inc. (918,000 shares), Hangover Joe's Holding (868,463 shares), WestMountain Distressed Debt, Inc., ("WMDD") (80,000 shares) and SKRP, Inc. (200,000 shares) and the Company's impaired notes receivable from WMDD for $60,000 and RavenBrick for $42,500. All for a purchase price of $1.00.

The Company recorded a note receivable of $526,400 for this sale transaction. The note carried a 12% annual interest rate with a maturity date of January 18, 2018. Accrued interest of $2,281 was recorded as of December 31, 2017. The note receivable, including interest, was paid on January 2, 2018 in the amount of $529,208. This included a principal amount of $526,400, additional securities of $1 and accrued interest of $2,807.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them at our present level through March 15, 2019. In the fiscal year ended December 31, 2017 and continuing to the present, we have had ongoing discussions with possible acquisition candidates. At this time, no definitive agreement has been reached concerning any potential acquisition.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items.

In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for its revenues from customers, which is generally consistent with the revenue recognition provision of the new standard.

The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods and/or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our financial statement disclosures in order to comply with the standard. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

The FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020 for calendar year entities). Management does not believe this amendment will have a material impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
WestMountain Company
Fort Collins, Colorado

OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying consolidated balance sheets of WestMountain Company (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows, for each year in the two‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
BASIS FOR OPINION
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
..

/s/   EKS&H LLLP

March 15, 2018
Denver, Colorado

We have served as the Company's auditor since 2016.

WestMountain Company
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash	$235,573	$685,128
Accounts receivable, related parties	12,000	6,000
Accounts receivable	950	-
Income tax receivable	30,732	40,501
Note receivable, related party	528,682	-
Prepaid expenses	1,333	4,563
Total current assets	809,270	736,192

Property and equipment, net of accumulated depreciation of	-	4,918
$-0- and $4,687, respectively
Investments in nonmarketable securities, at cost	-	1,645
Total assets	$809,270	$742,755

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$292,600	$40,385
Total current liabilities	292,600	40,385
Total liabilities	292,600	40,385

Commitments and contingencies (Note 5)

Shareholders' Equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,
9,517,402 shares issued and outstanding	9,518	9,518
Additional paid-in-capital	479,848	927,355
Accumulated earnings (deficit)	27,304	(234,503)
Total shareholders' equity	516,670	702,370
Total liabilities and shareholders' equity	$809,270	$742,755

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Operations and Comprehensive (Loss)

	Year Ended
	December 31,
	2017	2016

Revenue:
Advisory/consulting fees, related parties	$153,901	$157,970
Advisory/consulting fees	4,025	20,049
Total revenue	157,926	178,019

Operating expenses:
Selling, general and administrative expenses	630,181	328,372
Total operating expenses	630,181	328,372

Net (loss) from operations	(472,255)	(150,353)

Other income/(expense)
Interest expense	2,281	(76)
Other income	13,500	4,562
Distribution income on nonmarketable securities	164,500	322,726
Loss on impairment of nonmarketable securities	-	(60,000)
Loss on impairment of available for sale marketable securities	-	(147,102)
Total other income/(expense)	180,281	120,110

Net (loss) before income taxes	(291,974)	(30,243)

Income tax (benefit) expense	(223,477)	121,726
Net (loss)	$(68,497)	$(151,969)
Other comprehensive income (loss)
Realized and unrealized income on investments in marketable equity securities, net of tax	-	18,934
Comprehensive income (loss)	$(68,497)	$(133,035)

Basic and Diluted net (loss) per share	$(0.01)	$(0.02)

Basic and Diluted weighted average common shares outstanding	$9,517,402	$9,517,402

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2017 and 2016

							Accumulated
	Preferred Stock		Common Stock		Additional	Accumulated	Other
		Par		Par	Paid-in	(Deficit)	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	-	$-	9,517,402	$9,518	$927,355	$(82,534)	$(18,934)	$835,405

Unrealized gain on investments	-	-	-	-	-	-	18,934	18,934

Net loss	-	-	-	-	-	(151,969)	-	(151,969)

Balance at December 31, 2016	-	$-	9,517,402	$9,518	$927,355	$(234,503)	$-	$702,370

Distribution of dividends to common stockholders	-	-	-	-	(447,507)	-	-	(447,507)

Sale of investment in nonmarketable securities, related party, net	-	-	-	-	-	330,304	-	330,304

Net loss	-	-	-	-	-	(68,497)	-	(68,497)

Balance at December 31, 2017	-	$-	9,517,402	$9,518	$479,848	$27,304	$-	$516,670

.

The accompanying notes are an integral part of these consolidated financial statements.

WestMountain Company
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(68,497)	$(151,969)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,202	2,630
Loss on disposal of property and equipment	1,716	1,712
Interest on note receivable	(2,281)	-
Income tax benefit on sale of nonmarketable securities, related party	(194,452)	-
Loss on impairment of available-for-sale marketable securities	-	147,102
Loss on impairment of nonmarketable securities	-	60,000
Deferred income tax	-	95,062
Changes in operating assets and operating liabilities:
Prepaid expenses and other current assets	3,230	(2,255)
Accounts receivable	(950)	16,435
Accounts receivable, related parties	(6,000)	-
Accounts payable and accrued liabilities	252,215	(3,748)
Accrued liabilities, related parties	-	(5,751)
Income tax receivable	9,769	(20,628)
Net cash (used in) provided by operating activities	(2,048)	138,590

Cash flows from investing activities:
Purchases of equipment	-	(3,433)
Purchases of nonmarketable securities	-	(30,000)
Net cash (used in) investing activities	-	(33,433)

Cash flows from financing activities:
Dividends paid to common stockholders	(447,507)	-
Net cash (used in) financing activities	(447,507)	-
Net change in cash and cash equivalents	(449,555)	105,157

Cash and cash equivalents, beginning of period	$685,128	$579,971
Cash and cash equivalents, end of period	$235,573	$685,128

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,000	$71,020
Interest	$-	$-

Non cash investing and financing activities
Purchase of non security investment shares in exchange for accounts receivable	$-	$21,000
Unrealized loss on investments in marketable equity securities, net of tax	$-	$(22,838)
Sale of $1,650 non-marketable security in exchange for note receivable	$526,401	$-

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

The accompanying consolidated financial statements include the accounts of WestMountain Company and the following 100% owned subsidiaries, which were active at December 31, 2017 and 2016:

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

Cash

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents as of December 31, 2017 and 2016. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Throughout the year, the Company has maintained balances in excess of the federally insured limits.

Accounts Receivable

Accounts receivable consists of amounts due to us for consulting fees associated with marketing and media consulting due from a related party. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. Management records reasonable allowances to fairly represent accounts receivable amounts that are collectible.  For the years ended December 31, 2017 and 2016, the Company did not record any allowance against our accounts receivable balance.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party. In 2017 and 2016, the Company recorded various related party transactions.

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

Concentrations

During the year ended December 31, 2017, three related party customers, Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corporation and Peter Kloepfer accounted for approximately 97% of total revenue (51%, 45% and 1%, respectively). In addition, during the year ended December 31, 2016, these same three related parties, accounted for 89% of total revenue (45%, 41% and 3%, respectively). At December 31, 2017 and 2016, one related party customer, Nexcore Healthcare Capital Corp. accounted for 100% of total accounts receivable, related party.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amounts of financial assets required to be measured at fair value on a recurring basis including cash, accounts receivable and accounts payable and accrued liabilities are carried at cost when approximates fair value due to the short maturity of these investments.

Available-for-sale securities are recorded at fair value. We primarily owned securities in smaller public companies that are thinly traded. Determining fair value requires substantial judgment. For common stock securities, we first determine whether or not the stock is traded in an active market. Securities traded in an active market are marked-to-market using the quoted market price of the stock and are classified as Level 1 inputs. Securities that do not have an active market are measured using unobservable inputs, and are classified as Level 3 inputs.

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

Available-for-sale securities were accounted for on a specific identification basis.  As of December 31, 2016, all available-for-sale securities were deemed to be other than temporarily impaired and thus their carrying values have been written down to $0. During the year ended December 31, 2017, all of our available-for-sale securities were sold to a related party for $1.

Property and Equipment

Computers are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets of three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing computers are capitalized and depreciated. Upon retirement or disposition of computers and intangibles, the cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. As of December 31, 2017, the Company recognized a loss on disposal of assets of $1,716.

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2017 and 2016.

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

Equity Method Investments

For investments that represent significant influence in the investee, the Company follows ASC 323 Investments – Equity Method and Joint Ventures when recognizing these investments in the consolidated financial statements. Under this method, any net income or net loss must be recorded against the Company's investment, not to exceed the original investment and recognized as additional income or loss on the Company's consolidated statement of operations. In 2008 the Company acquired 39% of the outstanding shares of Marine Exploration, Inc. for $50,000 and accounted for this investment under the equity method. As of the year ended December 31, 2017 and 2016, the Company's investment in Marine Exploration was $0 due to significant losses of the investee. During December 2017, Marine Exploration was sold to a related party, along with other investments, for $1.

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

Earnings per Share

Basic (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding. Diluted (loss) per share is determined by dividing the net (loss) by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method.

As of  December 31, 2017 and 2016, there were no outstanding awards to impact our earnings per share computation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity's nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard's application impact to individual financial statement line items.

In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company has completed the process of evaluating the effect of the adoption.The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods and/or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our financial statement disclosures in order to comply with the standard. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

The FASB issued ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e. January 1, 2020 for calendar year entities). Management does not believe this amendment will have a material impact on the Company.

(2)    Investments

Investments in Available-for-Sale Marketable Securities

The Company's investments in available-for-sale marketable securities as of December 31, 2017 is zero and 2016 is summarized below.

			As of December 31, 2016
					Accumulated
			Share	Fair	Unrealized
Company Name	Shares	Cost	Price	Value	Gain/(Loss)

Hangover Joe's Holding Corporation	868,463	$99,750	-	$99,750	$(99,750)
Silver Verde May Mining Co., Inc.	246,294	46,488	-	46,488	(46,488)
WestMountain Gold, Inc.	918,000	918	-	918	(918)
Investment totals	2,032,757	$147,156		$147,156	$(147,156)

Subsequent to December 31, 2016, the Company determined that our investments in Hangover Joe's Holding Corporation and Silver Verde May Mining Co., Inc., were other than temporarily impaired due to the fact they did not have adequate trading volume, there were no financial statements available for review, and based on the Company's understanding of the financial conditions of the entities. WestMountain Gold, Inc. filed Chapter 11 of the Bankruptcy Code on March 1, 2017. Upon a complete review and analysis of the Company's available-for-sale marketable securities on December 31, 2016, management recorded a full impairment loss, of $147,102, to the consolidated statement of operations, on all securities.

In December 2017, we sold two of our available for sale marketable securities, Hangover Joe's Holding Corporation and WestMountain Gold, Inc., along with other investments, to a related party for $1. The remaining two available for sale marketable securities ceased operations, Omni Bio Pharmaceutical, Inc. and Silver Verde May Mining Co., Inc.

Investments in Nonmarketable Securities

The Company's investments in nonmarketable securities accounted for under the cost method as of December 31, 2016 as summarized below:

	December 31, 2016
Company Name	Shares	Units	Cost
Nonmarketable Securities:
SKRP 16, Inc.	200,000	-	$-
Nexcore Companies LLC (Common Units)	-	1,645,000	1,645
WestMountain Distressed Debt, Inc.	80,000	-	-
RavenBrick (Class C Units)	-	-	-
Total Shares or Units	280,000	1,645,000	$1,645

In December 2017, we sold two of our available for sale marketable securities and one nonmarketable security, Hangover Joe's Holding Corporation, WestMountain Gold, Inc. and WestMountain Distressed Debt, Inc., to a related party for $1. The remaining one nonmarketable security ceased operations, SKRP 16, Inc. Our remaining nonmarketable security, Nexcore Companies LLC, was sold to a related party, Lake Marie, LLC., for a note receivable of $526,400. On December 18, 2017, the Company recorded a note receivable for this sale transaction. The note carried a 12% annual interest rate with a maturity date of January 18, 2018. Accrued interest of $2,281 was recorded as of December 31, 2017. The note receivable was paid on January 2, 2018 in the amount of $529,208. This included a principal amount of $526,400, additional securities of $1 and accrued interest of $2,807.

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

Upon a complete review and analysis of the Company's nonmarketable securities during 2016, management determined to record an other than temporary impairment loss of $60,000 related to SKRP 16, Inc. of $30,000 and RavenBrick of $30,000 based on the Company's understanding of the financial conditions of the two entities. This loss was posted to the consolidated statement of operations for all nonmarketable securities.

(3)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our CEO and Director, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, BOCO Investments, LLC, Bohemian Asset Management and WestMountain Gold, Inc. related party transactions.

Mr. Klemsz, our CEO and Director, is one of the major owners in Lake Marie, LLC. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Lake Marie, LLC, related party transactions and therefore the gain on the sale of securities to Lake Marie has been recorded as a dividend to accumulated deficit.

Revenue

For the years ended December 31, 2017 and 2016, the Company recorded total advisory/consulting revenue of $157,926 and $178,019 respectively. Of the $157,926 and $178,019 recorded advisory/consulting revenue in 2017 and 2016, $153,901 and $157,970 is related party revenue. This advisory/consulting fee revenue relates to services performed for Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corporation and Peter Kloepfer. The related parties and the Company have common affiliates. As of December 31, 2017 and 2016, the Company had outstanding accounts receivables from related parties of $12,000 and $6,000, respectively.

Investments in Marketable and Nonmarketable Securities

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

In November 2017, the Board of Directors of NexCore Companies, LLC, authorized a $0.10 per unit cash distribution for 2017.  As of December 31, 2016, the following investments in marketable and nonmarketable securities were held in related party due to common principal ownership:

Company Name	Shares	Units	Fair Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-
WestMountain Gold, Inc.	918,000	-	-
Total Shares or Units	1,786,463	-	$-

Company Name	Shares	Units	Cost
Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	80,000	-	-
Total Shares or Units	80,000	1,645,000	$1,645
Total	1,866,463	1,645,000	$1,645

The Company received a wire on November 8, 2017 in the amount of $164,500.

(4)    Stockholders Equity

Common stock

No common shares were issued or retired during the years ended December 31, 2017 and 2016.

Dividends

The Board of Directors declared a cash dividend of $0.10 per share to all shareholders of record as of the close of business on December 1, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The dividend of $101,200 was paid to all remaining eligible shareholders on December 4, 2017.

The Board of Directors simultaneously declared two cash dividends. The first dividend was at $0.06 per share to all shareholders of record as of the close of business on December 29, 2017, except for shareholders WestMountain Blue, LLC. and BOCO Investments, LLC, who each have previously waived payment of the dividend. The second dividend was at $0.03 per share, payable to all shareholders of record as of the close of business on December 29, 2017, including shareholders WestMountain Blue, LLC. and BOCO Investments, LLC. The two dividends of $346,307 were paid to all eligible shareholders on December 28, 2017.

(5)    Commitments and Contingencies

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of any such litigation will not have a material adverse effect on the Company.

(6)   Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	December 31,
	2017	2016
Current:
Federal	$(15,182)	$26,665
State	-	-
Total current	(15,182)	26,665
Deferred:
Federal	(190,849)	95,061
State	(17,446)	-
Total deferred	(208,295)	95,061

Income tax (benefit) expense	$(223,477)	$121,726

Deferred tax assets and liabilities consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Compensation accruals	$-	$7,183
Investments in flow through entities	-	12,432
Bad debt reserve	-	22,233
Prepaid expenses	(329)	(1,690)
Fixed assets	985	(35)
Unrealized losses	7,397	76,764
Interest payable - related party	-	22,581
Other	-	(609)
Equity / option compensation	-	-
Accumulated OCI	-	-
Net operating loss carryforwards	41,634	23,442
Total deferred tax asset	49,687	162,301

Total deferred tax assets (liabilities)	49,687	162,301
Valuation allowance	(49,687)	(162,301)
Net deferred tax assets (liabilities)	$-	$-

The expense or benefit for income taxes differs from the amount computed as follows:
	2017	2016

U.S. federal income tax expense\(benefit) at statutory rates	$(99,271)	$(10,283)
Permanent differences	25	(3,722)
State income tax expense\(benefit), net of federal impact	(24,901)	-
Effect of change in estimated federal rate	10,673	4,868
Other	(1,635)	3,455
Impact of current period enactment of tax legislation	4,246	-
Change in valuation allowance related to enactment of tax legislation	(4,246)	-
Change in valuation allowance	(108,368)	127,408
	$(223,477)	$121,726

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017.  The Tax Act includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from the maximum rate of 35% to 21%; limitations on  the deductibility of interest expense and executive compensation; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the federal tax rate, the Company is required to revalue its ending net deferred tax liabilities/assets as of December 31, 2017, and alter the ending valuation allowance on the net deferred tax assets accordingly.

As of December 31, 2017, the Company had a state net operating loss carryforward of $1,138,269 which will expire in the tax years 2031 - 2037 if not utilized."Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes that it has no material uncertain tax positions and has fully reserved against the Company's future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company's policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. No interest or penalties have been assessed for the years ending December 31, 2017 and 2016. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal, Colorado and several other state jurisdictions. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

(7)   Notes Receivable

In October 2016, our President agreed to finance part of the monthly consulting fees that are billed to RavenBrick. Our original consulting agreement with RavenBrick outlined a fee of $4,000. Starting with the August 2016 consulting fee, RavenBrick paid $1,500 and the remaining $2,500 was included as a secured convertible promissory note receivable. Each month, a new note was generated for $2,500. Every note carries a 12% interest rate. The principal due as of December 31, 2016 was $7,500. The original maturity date was January 6, 2017, but was automatically extended to March 15, 2017. The Company may, at any time, choose to convert all principal and accrued interest into Preferred C Units. The price for such Conversion Units is set at $1,000 per Unit.

As of December 31, 2016, the Company recorded a full allowance against all RavenBrick notes receivable due to the lack of financial and capital funding information, and the extension of the notes for a possible third time. No interest has been accrued and recorded through December 31, 2017.

The Company sold its non-marketable security in Nexcore Companies, LLC for $526,400 to a related party. The purchase price was based upon an independent, third party valuation. The same related party also bought its' previously other than temporarily impaired investments in WestMountain Gold, Inc. (918,000 shares), Hangover Joe's Holding (868,463 shares), WestMountain Distressed Debt, Inc., ("WMDD") (80,000 shares) and SKRP, Inc. (200,000 shares) and the Company's impaired notes receivable from WMDD for $60,000 and RavenBrick for $42,500. All for a purchase price of $1.00.

The Company recorded a note receivable of $526,400 for this sale transaction. The note carried a 12% annual interest rate with a maturity date of January 18, 2018. Accrued interest of $2,281 was recorded as of December 31, 2017. The note receivable, including interest, was paid on January 2, 2018 in the amount of $529,208. This included a principal amount of $526,400, additional securities of $1 and accrued interest of $2,807.

(8)   Accounts Payable and Accrued Liabilities

In December, 2017, the Company recorded an additional accrual for $236,000. This accrual consisted of accrued compensation of $131,000 that was paid by February 28, 2018 to the full-time and part-time employees that were terminated on December 31, 2017 and accrued legal and outside services associated with time spent on evaluating possible merger candidates.

Accounts payable and accrued liabilities consists of the following:

	December 31,
	2017	2016

Outside services	$54,835	$16,125
Legal	34,000	3,500
Accrued compensation	131,000	-
Shares for services	72,765	-
Other	-	20,760
Total	$292,600	$40,385

(9)   Subsequent Events

On December 3, 2017, the Company made a preliminary filing, followed by a definitive filing on December 16, 2017, under cover of Form 14C to notify its shareholders of the Company's intent to increase its authorized common shares to 100,000,000 shares from the current 50,000,000 shares. No change in the par value of the common shares is proposed. The Board of Directors and the majority shareholder, WestMountain Blue, LLC. have consented to the corporate action. On February 16, 2018, the Company filed the Articles of Amendment with the Colorado Secretary of State to increase the authorized common shares to 100,000,000 shares.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2017.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses described below.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as December 31, 2017 due to the following material weaknesses:

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is the name of the sole director and officers of the Company as of December 31, 2017, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held
Steven Anderson	57	President
Brian L. Klemsz	59	Treasurer, Director
Joni K Troska	58	Secretary

Mr. Anderson and Ms. Troska were full-time and part-time employees until December 31, 2017. Each has become an outside contractor to the Company. Mr. Klemsz has assumed the position of President, effective January 1 2018, while Ms. Troska remains Secretary of the Company.

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

Mr. Klemsz has been the Company's Treasurer, and sole Director since our inception. Since March 2007, he has been the Chief Investment Officer of BOCO Investments, LLC. He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Distressed Debt, Inc., and Chairman, Treasurer and sole Director of WestMountain Alternative Energy, Inc., both of which are public companies, and he is director on the board for WestMountain Gold, Inc. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska currently serves as corporate Secretary of WestMountain Alternative Energy, Inc. and WestMountain Distressed Debt, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado. While employed by Advanced Energy Industries, Inc., she obtained her business degree in July 2001.

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

ITEM 11. EXECUTIVE COMPENSATION.

Beginning in May, 2011, our President, Mr. Anderson receives a salary of $120,000 per annum, plus a stock option to acquire a total of 160,000 common shares of the Company, all at a price of $ 0.27 per share. These options expired in 2015. We reimburse Mr. Anderson for all necessary and customary business related expenses. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control, other than the severance noted below.

Ms. Joni Troska, was appointed our corporate Secretary on March 19, 2009. In May 2011, she was hired as a part-time accountant and receives a salary of $48,000. Ms. Troska also received an option to acquire a total of 40,000 common shares of the Company, all at a price of $ 0.27 per share. These options expired in 2015.

As of December 31, 2017, the Company terminated the employment of our full-time and part-time employees. They received aggregate severance pay of $131,000 in February, 2018. They will continue to provide support as outside contractors.

Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

Finally, no retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2017, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,517,402 common shares were issued and outstanding as of December 31, 2017.

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
   (3)  Mr. Klemsz owns 16.8% of WestMountain Blue, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our CEO and Director, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, BOCO Investments, LLC, Bohemian Asset Management and WestMountain Gold, Inc. related party transactions.

Mr. Klemsz, our CEO and Director, is one of the major owners in Lake Marie, LLC. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Lake Marie, LLC, related party transactions and therefore the gain on the sale of securities to Lake Marie has been recorded as a dividend to accumulated deficit.

Revenue

For the years ended December 31, 2017 and 2016, the Company recorded total advisory/consulting revenue of $157,926 and $178,019 respectively. Of the $157,926 and $178,019 recorded advisory/consulting revenue in 2017 and 2016, $153,901 and $157,970 is related party revenue. This advisory/consulting fee revenue relates to services performed for Bohemian Asset Management, Inc., Nexcore Healthcare Capital Corporation and Peter Kloepfer. The related parties and the Company have common affiliates. As of December 31, 2017 and 2016, the Company had outstanding accounts receivables from related parties of $12,000 and $6,000, respectively.

Investments in Marketable and Nonmarketable Securities

On December 19, 2016, the Board of Directors of NexCore Companies, LLC, authorized a $0.21 per unit cash distribution for 2016. The Company received a wire on December 29, 2016 in the amount of $322,726.

In November 2017, the Board of Directors of NexCore Companies, LLC, authorized a $0.10 per unit cash distribution for 2017.  As of December 31, 2016, the following investments in marketable and nonmarketable securities were held in related party due to common principal ownership:

Company Name	Shares	Units	Fair Value
Marketable Securities:
Hangover Joe's Holding Corporation	868,463	-	$-
WestMountain Gold, Inc.	918,000	-	-
Total Shares or Units	1,786,463	-	$-

Company Name	Shares	Units	Cost
Nonmarketable Securities:
Nexcore Companies LLC (Common Units)	-	1,645,000	$1,645
WestMountain Distressed Debt, Inc.	80,000	-	-
Total Shares or Units	80,000	1,645,000	$1,645
Total	1,866,463	1,645,000	$1,645

The Company received a wire on November 8, 2017 in the amount of $164,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our current independent registered public accounting firm, EKS&H LLLP billed an aggregate of $42,045 for professional services rendered for the reviews of the financial statements included in our quarterly reports and annual audit for the year ended December 31, 2017. Our former independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $3,000 for professional services rendered for the audit opinion for 2016 financial statements.

Our former independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $23,000 for professional services rendered for the audit and reviews of the financial statements included in our quarterly reports through June 30, 2016.  Our current independent registered public accounting firm, EKS&H LLLP billed an aggregate of $45,000 for professional services rendered for the review of the financial statements included in our quarterly report ended September 30, 2016 and annual audit for the year ended December 31, 2016. Our current independent tax firm, OneSeven Advisors, billed an aggregate of $20,500 for professional services rendered for the completion of our prior year tax return and current year tax provision calculation included in our quarterly SEC filings.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

                   (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3 ***	Amendment to Articles of Incorporation
3.4	Amendment to Articles of Incorporation Increasing Authorized Common Shares
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
        *** Previously filed under cover of Form 8K, February 27, 2014.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  March 15, 2018.

WESTMOUNTAIN COMPANY

By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 15, 2018	By:	/s/ Brian L. Klemsz
Brian L. Klemsz,
Director