Form 10-Q
period 2018-03-31
WESTMOUNTAIN Co
filed 2018-09-27
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53030

WESTMOUNTAIN COMPANY
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315305
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

3463 Magic Drive, Suite 120
San Antonio, TX 78229
(Address of principal executive offices, including zip code)

(210) 767-2727
(Registrant's telephone number including area code)

(Former Name or Former Address, if Changed Since the Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [ ]  No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 28, 2018, was 54,798,761.

Form 10-Q
WestMountain Company

PART I FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company," "we,"" us," and" our," refer to WestMountain Company, a Colorado corporation, and our wholly-owned subsidiaries CytoBioscience, Inc., SolubleBioscience, Inc. and Cytocentrics Bioscience, GmbH.

Items 1. CONDENSED FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)

	March 31,	December 31
	2018	2017
	(Unaudited)

Cash and cash equivalents	$365	$235
Accounts receivable, related parties	-	12
Accounts receivable, net	150	1
Other current assets	944	561
Total current assets	1,459	809
Property and equipment, net of accumulated depreciation of $16 and $-, respectively	593	-
Intangible assets, net	26,065	-
Goodwill	6,490	-
Deposits and other assets	14	-
Total assets	$34,621	$809
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$2,014	$292
Notes payable, related party	1,123	-
Notes payable	1,113	-
Total current liabilities	4,250	292
Long-term Liabilities
Deferred tax liability	1,314	-
Total liabilities	5,564	292

Stockholders' equity (deficit)
Preferred stock, par value $0.10 per share, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 54,382,961 and 9,508,539 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	54	10
Additional paid-in capital	29,183	480
Accumulated (deficit) earnings	(184)	27
Accumulated other comprehensive income (loss)	4	-
Total stockholders' equity (deficit)	29,057	517
Total liabilities and stockholders' equity (deficit)	$34,621	$809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Revenue:
Contract research	$45	$-
Advisory/consulting fees, related parties	19	38
Advisory/consulting fees	-	3
	64	41
Cost of sales	23	-
Gross margin	41	41
Research and Development	114	-
Selling, general and administrative	235	94
	349	(94)
Loss from operations	(308)	(53)
Other expense	(13)	-
Net loss before income taxes	(321)	(53)
Benefit from income taxes	110	10
Net loss	(211)	(43)
Impact of foreign currency fluctuations	4	-
Comprehensive loss	$(207)	$(43)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	15,483,971	9,517,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(211)	$(43)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	145	-
Deferred taxes	(110)	-
Changes in operating assets and liabilities
Accounts and other receivables	13	(16)
Prepaid expenses and other current assets	85	(5)
Accounts payable and liabilities	(1,036)	26
Net cash used in operating activities	(1,114)	(38)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	1,440	-
Repayments of loans and notes payable	(200)	-
Net cash provided by financing activities	1,240	-

Effect of Exchange Rate Changes	4	-

Net Change in Cash and Cash Equivalents	130	(38)
Cash and Cash Equivalents, beginning of period	235	685
Cash and Cash Equivalents, end of period	$365	$647

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$-

Supplemental disclosure of financing activities:
Notes converted and stock exchanged in connection
with the transaction described in Note 2	$30,362	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

1. Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation

WestMountain Company ("we", "our" or the "Company"), was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations. The consolidated financial statements include the financial information of WestMountain Company and its wholly owned subsidiaries, CytoBioscience, Inc., SolubleBioscience, Inc. and Cytocentrics Bioscience, GmbH. All significant intercompany accounts and transactions have been eliminated.

On March 19, 2018, we entered into an Agreement of Merger and Plan of Reorganization, dated March 19, 2018, with WASM Acquisition Corp. ("WASM"), a Colorado corporation and a subsidiary of WestMountain, and CytoBioscience, Inc and its subsidiaries ("CytoBioscience"). Pursuant to the terms of the Merger Agreement, on March 19, 2018 (the "Closing Date"), WASM merged with and into CytoBioscience (the "Merger"), with CytoBioscience surviving the Merger and becoming a wholly-owned subsidiary of WestMountain, and the Stockholders of the CytoBioscience became Stockholders of WestMountain. On the Closing Date, all outstanding shares of capital stock of CytoBioscience were canceled and exchanged for 42,522,598 newly issued shares of common stock of WestMountain ("Common Stock"). Also, on the Closing Date all outstanding warrants and stock options of CytoBioscience were canceled.

Under U.S. generally accepted accounting principles ("GAAP"), the Merger is treated as a "reverse merger" under the acquisition method of accounting. For accounting purposes, CytoBioscience is considered to have acquired the Company. Consequently, the historical financial statements reflect the operations and financial condition of CytoBioscience and operations of the Company beginning on the closing date of the Merger.

As a result of the merger, the Company is now a manufacturer of medical research instrumentation and related consumables (cells, microchips, reagents, etc.). In addition, the Company now provides contract research (CRO) to the drug research and pharmaceutical market, with an emphasis on drug safety and analysis.

Unaudited Financial Information

The accompanying financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at March 31, 2018 and its operating results for the three months ended March 31, 2018 and 2017, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in: (i) the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2017 on March 16, 2018; as well as in (ii) the Amendment Number 1 to the Current Report on Form 8-K/A filed with the SEC on August 24, 2018. The results of operations for the three months ended March 31, 2018 is not necessarily an indication of operating results to be expected for the year.

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

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Concentrations

During the three months ended March 31, 2018, four customers accounted for 100% of total revenue. At March 31, 2018, six customers accounted for 94% of accounts receivable. During the three months ended March 31, 2017, two customers accounted for 93% of total revenue. At March 31, 2017, one customer accounted for 100% of accounts receivable.

Foreign Currency Translation

For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the year and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity (deficit). The foreign currency translation income (loss) included in comprehensive income (loss) was $4 and $- for the three months ended March 31, 2018 and 2017, respectively.

Going Concern

The consolidated financial statements are prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company anticipates incurring losses for the foreseeable future until such time, if ever, that it generates significant sales from its current products, or products currently in development.

The Company's cash and cash equivalents at March 31, 2018 were $365 which is not sufficient to fund the Company's operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

In the event financing is not obtained, the Company may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of its development programs or clinical trials, these events could have a material adverse effect on its business, results of operations, and financial condition. These factors raise significant doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Accounts Receivable

Accounts receivable are reduced, as needed, by an allowance for doubtful accounts. The allowance for doubtful accounts reflects its best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The Company determined that an allowance was necessary at March 31, 2018 of $109 representing accounts greater than 90 days. The Company determined that no allowance was necessary at December 31, 2017.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Property and Equipment

Lab and office equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets as indicated in the following table:

Asset Category	No. of Years

Office furniture and equipment	3
Laboratory equipment	3-5
Computers and software	3
Leasehold improvements	Shorter of the estimated useful life of the asset or lease term

Expenditures for repair and maintenance, which do not materially extend the useful lives of property and equipment, are charged to expense. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its office equipment for impairment.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the Company's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Definite-lived intangible assets, primarily the Company's patented technology, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. These assets are currently amortized over 10 years on a straight-line basis. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attribution rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As a result of these reviews, no impairment charge has been recorded for three months ended March 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. There were no sales of equipment during the three months ended, March 31, 2018 and 2017, respectively.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $45 and $-, for the three months ended, March 31, 2018 and 2017, respectively.

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. There were no sales of consumables during the three months ended, March 31, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. There was no income from grants during the three months ended, March 31, 2018 and 2017, respectively.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of March 31, 2018 or March 31, 2017.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of expenditures related to the development of medical research equipment, compensation and consulting costs. The Company incurred research and development expenses of $114 and $- for the three months ended March 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

Short-term financial instruments, including cash, accounts receivable, accounts payable and other liabilities, consist primarily of instruments with maturities of three months or less when acquired. Management has estimated that the fair values of current assets and current liabilities approximate their reported carrying amounts.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible.

The Company is subject to U.S. federal, state, or local income tax examinations by tax authorities for all tax filings since inception.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12, Revenue Recognition – New Scope Improvements and Practical Expedients. These standards are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has adopted the new standard as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the condensed consolidated financial statements.

2. Acquisitions

On March 19, 2018, the Company completed the Merger with CytoBioscience, pursuant to which WASM Acquisition Corp. the Company's former wholly owned subsidiary, merged with and into CytoBioscience with CytoBioscience surviving as a wholly owned subsidiary of the Company.

The Company is finalizing the original valuation and as a result there may be possible future adjustments to the purchase price allocation.  The purchase was completed by converting common stock, warrants, and preferred stock for equity of approximately $30,362.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

3. Property and Equipment

The following table provides the components of property and equipment:

	March 31,	December 31,
	2018	2017

Lab equipment	$551	$-
Office and computer equipment	36	-
Leasehold improvements	22	-
	609	-
Less: accumulated depreciation and amortization	(16)	-

Total property and equipment, net	$593	$-

Depreciation expense was approximately $35 and $1 for the three months ended, March 31, 2018 and 2017, respectively.

4. Goodwill and Intangible Assets

The following table provides a rollforward of the Company's goodwill:

		Adjustments to Goodwill
	December 31, 2017	Acquisitions	March 31, 2018

Medical research instrumentation and CRO	$-	$6,490	$6,490
Gross carrying amount	-	6,490	6,490
Accumulated Impairment Loss	-	-	-
Goodwill	$-	$6,490	$6,490

The following table displays intangible assets:

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patents	$26,194	$(129)	$26,065	$-	$-	$-

Amortization expense related to intangible assets was $129 and $- for the for the three months ended, March 31, 2018 and 2017, respectively.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

5. Notes Payable

In connection with the transaction described in Note 1 and 2, the Company assumed the following notes payable.

Promissory Note

The Company assumed a promissory note payable to Skyline Medical, Inc. ("Skyline") with a principal balance at March 31, 2018 of $1,113 bearing interest at 8% per annum. Interest only payments are due monthly with a balloon payment due on February 28, 2020.

Notes Payable – Related Party

Related Party 1

The Company assumed a note with a related party with a principal balance at March 31, 2018 of $787 bearing interest at 5% per annum. Interest is payable quarterly commencing on May 1, 2018 with a balloon payment due for the principal outstanding on February 26, 2021. Accrued interest at March 31, 2018 was $3.

Related Party 2

The Company assumed a note with a related party with a principal balance at March 31, 2018 of $336 bearing interest at 5% per annum. Interest and principal due on quarterly basis commencing on May 1, 2018 with a balloon payment due for the principal outstanding on May 1, 2019. Accrued interest at March 31, 2018 was $1.

6. Stockholder's Equity

Common Stock

The Company is authorized to issue up to 100 million shares designated as common stock. The common stock has a par value of $0.001 per share.

Warrants

In connection with the merger on March 19, 2018, the Company issued an aggregate of 2,042,382 common stock warrants to investors and placement agents. The warrants were issued with an exercise price of $0.95 per share. Warrants issued and outstanding prior to the merger were canceled.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

The following table summarizes warrant activity:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	502,113	$0.69	5	$-
Exercisable at December 31, 2017	502,113	$0.69	5	$-

Granted	2,042,382	0.95	5	$-
Canceled	502,113	0.69	5	$-

Outstanding at March 31, 2018	2,042,382	$0.95	5	$-
Exercisable at March 31, 2018	2,042,382	$0.95	5	$-

The fair value of warrants granted were estimated using Black-Scholes option pricing model with the following weighted average assumptions during the three months ended March 31, 2018.

Expected life (in years)	5.00
Expected volatility	67.64%
Risk free interest rate	2.65%
Expected dividend yield	-%

The fair value of warrants granted are estimated using Black-Scholes option pricing model. The expected warrant term is based on the contractual term.  The stock price is based on a valuation performed by the Company.  The expected volatility was benchmarked against comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the valuation date. Dividend yield is based on historical trends.

Subsequent to March 31, 2018, warrant holders exercised 415,800 common stock warrants for $395 and accordingly the Company issued 415,800 shares of common stock.

7. Income Taxes

The Company had, subject to limitation as a result of the merger, $15,125 and $- of net operating loss carryforwards at March 31, 2018 and 2017, respectively, which will expire at various dates beginning in 2035 through 2038. In addressing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

The following table provides the components of income (loss) from continuing operations before provision for taxes on income:

Three Months Ended March 31,	2018	2017

Income (loss) from operations before income taxes:
U.S.	$(323)	$(53)
Non-U.S.	2	-

	(321)	(53)

Income Tax Provision:
Current:
Federal	-	-
Foreign	-	-
State	-	-

Total Current	-	-

Deferred:
Federal	105	10
Foreign	-	-
State	5	-

Income Tax Benefit	$110	$10

Significant components of deferred tax assets and liabilities are as follows:

	March 31, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$3,307	$-
Allowance for doubtful accounts	24	-
Deferred revenue	6
Other	3	-

Total deferred tax assets	3,340	-
Less: valuation allowance	(3,307)	-

Total deferred tax assets	$33	$-

Deferred tax liabilities:
Intangible assets	$1,263	$-
Equipment	84	-

Total deferred tax liabilities	1,347	-

Net deferred tax liabilities	$1,314	$-

The Company had an income tax receivable of $31 at March 31, 2018 and December 31, 2017, respectively.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

8. Related Party

The Company is carrying notes payable with two related parties. See Note 4. The Company also earned consulting fees of $19 and $38 from related parties for the three months ended March 31, 2018 and 2017, respectively.

9. Commitment and Contingencies

Operating leases

As a result of the merger agreement, the Company entered into lease for office space in Birmingham, AL, Cologne, Germany, and San Antonio, TX. The Company's monthly payments under the lease agreement are approximately $22. Total rent expense for the three months ended March 31, 2018 was approximately $8. There was no rent expense as of March 31, 2017.

10. Subsequent Events

Warrant Exercise

As referenced in Note 5 above, subsequent to March 31, 2018, warrant holders exercised 415,800 common stock warrants for $395 and accordingly the Company issued 415,800 shares of common stock.

Legal Dispute with Dr. William Crumb, Director of CRO Services

During January 2018, a legal dispute arose between the Company and Dr. William Crumb, the Company's Director of CRO services. The Company alleged that Dr. Crumb, without proper authorization, had conducted research services using company resources for existing company customers for the benefit of a company not affiliated with CytoBioscience, Inc. His employment was immediately terminated and negotiations for settlement of damages were initiated in earnest.

Effective May 1, 2018, a formal settlement was reached and executed, whereby Dr. Crumb agreed to compensate the Company in the amount of $468 as follows:

•	$300 – to be paid over time from Dr. Crumb's on-going, but new CRO work
•	$168 – paid from current CRO studies contracted for which one hundred percent (100%) is payable to the Company. This research is expected to be completed by the end of 2018.

Economic Development Grant from the City of San Antonio

On June 11, 2015, the Company entered an economic development agreement with the City of San Antonio ("City") for $1,000 subject to the Company's commitment to invest significantly in San Antonio with respect to facilities and employment. Accordingly, the City made the first installment of $500 on August 13, 2015. On March 29, 2016, the Company returned $100 of the $500 leaving a remaining balance of $400.

On April 9, 2018, the Company and the City terminated by mutual consent, the economic development agreement. The Company as part of the termination agreed to return the $400 over a twenty-four month period with first payment due within 60 days or June 8, 2018. The Company is currently in default with this agreement, and accordingly, is in negotiation with the City to extend the first repayment installment.

Notes Payable

As of May 1, the Company is in default on its note payables described in Note 4.

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

Merger

On March 19, 2018, we entered into an Agreement of Merger and Plan of Reorganization, dated March 19, 2018, with WASM Acquisition Corp. ("WASM"), a Colorado corporation and a subsidiary of the WestMountain, and CytoBioscience, Inc. and its subsidiaries ("CytoBioscience"). Pursuant to the terms of the Merger Agreement, on March 19, 2018 (the "Closing Date"), WASM merged with and into CytoBioscience (the "Merger"), with CytoBioscience surviving the Merger and becoming a wholly-owned subsidiary of WestMountain, and the Stockholders of the CytoBioscience became Stockholders of WestMountain. On the Closing Date, all outstanding shares of capital stock of the CytoBioscience were cancelled and exchanged for 42,522,598 newly issued shares of common stock of WestMountain. Also, on the Closing Date all outstanding warrants and stock options of CytoBioscience were canceled.

Under U.S. generally accepted accounting principles ("GAAP"), the Merger is treated as a "reverse merger" under the acquisition method of accounting. For accounting purposes, CytoBioscience is considered to have acquired the Company. Consequently, the historical financial statements reflect the operations and financial condition of CytoBioscience and operations of the Company beginning on the closing date of the Merger.

As a result of the merger, the Company is now a manufacturer of medical research instrumentation and related consumables (cells, microchips, reagents, etc.). In addition, the Company now provides contract research (CRO) to the drug research and pharmaceutical market, with an emphasis on drug safety and analysis.

General

The Company is an established, revenue-generating ion channel screening business providing medical instrumentation and research services to organizations in the pharmaceutical and drug research market. The Company develops and manufactures related consumables, including various cell lines, and, further leveraging its instrument, provides Contract Research services for clients worldwide.  Finally, the Company's product line also includes the HSC instrument, which is used to rapidly determine protein solubility; a key component of protein-based drug development.  HSC is manufactured by the Company's wholly-owned subsidiary, Soluble Bioscience.

Operations

The Company manufactures medical research instrumentation and related consumables as well as provide research services to organizations in the pharmaceutical and drug research market.

The Company's cash and cash equivalents at March 31, 2018 were $365,000 which is not sufficient to fund the Company's operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

The address of our principal executive office is 3463 Magic Drive, Suite 120, San Antonio, Texas 78229. Our telephone number is (210) 612-2727. Our website is http://www.cytobioscience.com.

Our common stock is quoted on the OTC Pink marketplace under the symbol "WASM".

We have not been subject to any bankruptcy, receivership or similar proceedings.

Results of Operations

The following discussion involves our results of operations of the three months ended March 31, 2018 and 2017.

For the three months ended March 31, 2018, the Company generated contract research revenue of $45,000 compared to $- for the same period in 2017.

For the three months ended March 31, 2018, the Company generated consulting revenue of $19,000 compared to $41,000 for the same period in 2017. Of the consulting revenue, $19,000 and $38,000 were from related parties for the three months ended March 31, 2018 and 2017, respectively.

As a result of the merger, consulting operations have been phased out as the Company transitioned to medical research instrumentation and research services. The Company expects significant revenue growth from its instrumentation and research services.

Research and development expenses were $114,000 for the three months ended March 31, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation.

General and administrative expenses were $235,000 for the three months ended March 31, 2018 compared to $94,000 for the same period in 2017. The Company expects future increase in general and administrative expenses as the merger resulted in adding operations in multiple sites in the U.S. as well as the research laboratory in Cologne, Germany.

For the three months ended March 31, 2018, the Company had a net loss of $210,000 compared to a net loss of $43,000 for the same period in 2017. The increase in the net loss is primarily the result of the merger with increased research and development as well as general and administrative costs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making certain estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Accounts Receivable

Accounts receivable are reduced, as needed, by an allowance for doubtful accounts. The allowance for doubtful accounts reflects its best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts.

Property and Equipment

Lab and office equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets as indicated in the following table:

Asset Category	No. of Years

Office furniture and equipment	3
Laboratory equipment	3-5
Computers and software	3
Leasehold improvements	Shorter of the estimated useful life of the asset or lease term

Expenditures for repair and maintenance, which do not materially extend the useful lives of property and equipment, are charged to expense. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its office equipment for impairment.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the Company's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Definite-lived intangible assets, primarily the Company's patented technology, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. These assets are currently amortized over 10 years on a straight-line basis. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attribution rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. There were no sales of equipment during the three months ended, March 31, 2018 and 2017, respectively.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $45 and $-, for the three months ended, March 31, 2018 and 2017, respectively.

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. There were no sales of consumables during the three months ended, March 31, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. There was no income from grants during the three months ended, March 31, 2018 and 2017, respectively.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of March 31, 2018 or March 31, 2017.

Research and Development

Research and development expenses were $114,000 for the three months ended March 31, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation.

Fair Value of Financial Instruments

Short-term financial instruments, including cash, accounts receivable, accounts payable and other liabilities, consist primarily of instruments with maturities of three months or less when acquired. Management has estimated that the fair values of current assets and current liabilities approximate their reported carrying amounts.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible.

The Company is subject to U.S. federal, state, or local income tax examinations by tax authorities for all tax filings since inception.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as of March 31, 2018 due to the following material weaknesses:

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

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this Quarterly Report on Form 10-Q before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our shares of common stock are not currently listed on any national securities exchange. Our shares are quoted on the OTC Pink marketplace, which is a quotation system.   Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.  This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to our Business and Industry

The success of our business depends upon the continuing contributions of our Chief Executive Officer, Chief Science Officer and the head of our Contract Research Operation and other key personnel and our ability to attract other employees to expand our business.

We rely heavily on the services of our board and executive team, as well as other senior management personnel and those we intend to hire. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel will represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for special projects. Our continued ability to compete effectively depends on our ability to attract new employees. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

The products we intend to market may not be accepted by the market.

Our success depends on the acceptance of our products in the marketplace.  Market acceptance will depend upon several factors, including the interest of consumers and corporations to use our products.  A number of factors may inhibit acceptance of our products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, or (iii) failure of individuals and corporations to use our products.  If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies may offer products that provide the same or greater functionality than our products. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success.

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We may be required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our intended growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Our commercial success will depend in part on the ability of the licensor of the technology to maintain protection of their intellectual property.

Our success will depend in part on the ability of the licensor of the technology to maintain or obtain and enforce patent and other intellectual property protection for the technologies and to preserve trade secrets, and to operate without infringing upon the proprietary rights of third parties. We cannot be certain that the creators of the technology were the first inventors of inventions covered by their patent and patent application or that they were the first to file. Accordingly, there can be no assurance that the patent and patent application are valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our licensed biodiesel manufacturing processes may have a material adverse effect on our competitive position and business prospects. It is also possible that the technologies may infringe on patents or other intellectual property rights owned by others. If we are found liable for infringement, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market.

If we do not continually introduce new products or enhance our current products, they may become obsolete and we may not be able to compete with other companies.

Technology is rapidly evolving. Our ability to compete depends on our ability to develop or license new technologies and products as well as our ability market our current products and services. We may not be able to keep pace with technological advances and our products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

We have no history of marketing our technology which makes it difficult to evaluate our business.

Our limited operating history makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the biomass and energy industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

Our business strategy is designed to develop and market our products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and establish additional merchandising relationships.

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Risks Related to An Investment in Our Securities

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting, or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors' percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the "Penny Stock" Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a "penny stock", since our shares are not listed on a national securities exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company's securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2018 that were not previously reported in a Current Report on Form 8-K except as follows:

On March 19, 2018, the Company issued 1,000,000 shares of common stock to BOCO investments, LLC at a price of $0.75 per share for proceeds of $750,000.

On March 19, 2018, the Company issued 1,000,000 shares of common stock to Shing Leong Hui at a price of $0.75 per share for proceeds of $750,000.

On March 19, 2018, the Company issued 500,000 restricted shares of common stock to Divine Capital Markets, LLC brokers as commission for the transaction valued at $0.75, and accordingly there were no proceeds.

On March 19, 2018, the Company issued 500,000 restricted shares of common stock to David Wagner as commission for the transaction valued at $0.75, and accordingly there were no proceeds.

On March 19, 2018, the Company issued 500,000 restricted shares of common stock to Jay Boisdrenghien as commission for the transaction valued at $0.75, and accordingly there were no proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement of Merger and Plan of Reorganization dated as of March 19, 2018 by and among WestMountain Company, WASM Acquisition Corp. and CytoBioscience, Inc.	8-K	2.1	03/23/2018

3.1	Amendment to Articles of Incorporation Increasing Authorized Common Shares filed February 16, 2018	10-K	3.4	03/16/2018

10.1	Lock-up Agreement between WestMountain Company and the officers, directors and shareholders party thereto.	8-K	10.1	03/23/2018

10.2	Securities Purchase Agreement between WestMountain Company and the investor parties thereto.	8-K	10.2	03/23/2018

10.3	Investment Banking Agreement dated December 15, 2017 between Registrant and Divine Capital Markets LLC.	8-K	10.3	03/23/2018

31.1	Certification of CEO pursuant to Sec. 302				X

31.2	Certification of CFO pursuant to Sec. 302				X

32.1*	Certification of CEO/CFO pursuant to Sec. 906				X

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized September 27, 2018.

WESTMOUNTAIN COMPANY

By: /s/ James R. Garvin
James R. Garvin, Chief Executive Officer and Director

By: /s/ Henry C. Bourg
Henry C. Bourg, Chief Financial Officer