Form 10-Q
period 2018-06-30
WESTMOUNTAIN Co
filed 2018-09-28
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes []  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, September 21, 2018, was 54,798,761.

Form 10-Q
WestMountain Company

PART I FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "WestMountain Company," "we,"" us," and" our," refer to WestMountain Company, a Colorado corporation, and our wholly-owned subsidiaries CytoBioscience, Inc., SolubleBioscience, Inc. and Cytocentrics Bioscience, GmbH.

Items 1. CONDENSED FINANCIAL STATEMENTS

WestMountain Company
Condensed Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)

	June 30,	December 31
	2018	2017
	(Unaudited)

Cash and cash equivalents	$68	$235
Accounts receivable, related parties	-	12
Accounts receivable, net	21	1
Other current assets	809	561
Total current assets	898	809
Property and equipment, net of accumulated depreciation of $106 and $-, respectively	502	-
Goodwill	6,490	-
Intangible assets, net	25,139	-
Deposits and other assets	14	-
Total assets	$33,043	$809
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$2,525	$292
Notes payable, related parties	1,123	-
Notes payable	1,113	-
Total current liabilities	4,761	292
Long-term liabilities
Deferred tax liability	1,130	-
Other long-term liability	100	-
Total liabilities	5,991	292

Stockholders' equity (deficit)
Preferred stock, par value $0.10 per share, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 54,648,761 and 9,508,539 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	54	10
Additional paid-in capital	29,434	480
Accumulated (deficit) earnings	(2,492)	27
Accumulated other comprehensive income (loss)	56	-
Total stockholders' equity (deficit)	27,052	517
Total liabilities and stockholders' equity (deficit)	$33,043	$809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(expressed in thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Equipment sales	$7	$-	$7	$-
Contract research	117	-	162	-
Consumables	15	-	15	-
Grants	131	-	131	-
Consulting	-	41	19	81
	270	41	334	81
Cost of sales	88	-	111	-
Gross margin	182	41	223	81
Research and Development	1,674	-	1,788	-
General and administrative	560	85	795	178
	2,234	85	2,583	178
Loss from operations	(2,052)	(44)	(2,360)	(97)
Other expense (income)	442	(6)	455	(6)
Net loss before income taxes	(2,494)	(38)	(2,815)	(91)
Income tax benefit	184	12	294	23
Net loss	(2,310)	(26)	(2,521)	(68)
Impact of foreign currency fluctuations	52	-	56	-
Comprehensive loss	$(2,258)	$(26)	$(2,465)	$(68)

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.07)	$(0.01)

Basic and diluted weighted average shares outstanding	54,329,650	9,517,402	35,318,535	9,517,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,521)	$(68)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	1,161	2
Deferred taxes	(293)	-
Changes in operating assets and liabilities

Accounts and other receivables	142	(46)
Prepaid expenses and other current assets	219	(1)
Accounts payable and liabilities	(424)	5
Net cash used in operating activities	(1,716)	(108)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	1,693	-
Repayments of loans and notes payable	(200)	-
Net cash provided by financing activities	1,493	-

Effect of Exchange Rate Changes	56	-

Net Change in Cash and Cash Equivalents	(167)	(108)
Cash and Cash Equivalents, beginning of period	235	685
Cash and Cash Equivalents, end of period	$68	$577

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$46	$-

Supplemental disclosure of financing activities:
Notes converted and stock exchanged in connection
with the transaction described in Note 2	$30,362	$-

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

On March 19, 2018, we entered into an Agreement of Merger and Plan of Reorganization, dated March 19, 2018, with WASM Acquisition Corp. ("WASM"), a Colorado corporation and a subsidiary of WestMountain, and CytoBioscience, Inc and its subsidiaries ("CytoBioscience"). Pursuant to the terms of the Merger Agreement, on March 19, 2018 (the "Closing Date"), WASM merged with and into CytoBioscience (the "Merger"), with CytoBioscience surviving the Merger and becoming a wholly-owned subsidiary of WestMountain, and the Stockholders of the CytoBioscience became Stockholders of WestMountain. On the Closing Date, all outstanding shares of capital stock of the CytoBioscience were cancelled and exchanged for 42,522,598 newly issued shares of common stock of WestMountain ("Common Stock"). Also, on the Closing Date all outstanding warrants and stock options of CytoBioscience were canceled.

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

Unaudited Financial Information

The accompanying financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at June 30, 2018 and its operating results for the three and six months ended June 30, 2018 and 2017, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in: (i) the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2017 on March 16, 2018; as well as in (ii) the Amendment Number 1 to the Current Report on Form 8-K/A filed with the SEC on August 24, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily an indication of operating results to be expected for the year.

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

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Concentrations

During the three months ended June 30, 2018, four customers accounted for 84% of total revenue. During the three months ended June 30, 2017, two related party customers accounted for 93% of total revenue. During the six months ended June 30, 2018, four customers accounted for 68% of revenue. During the six months ended June 30, 2017, two related party customers represented 93% of revenue. At June 30, 2018, one customer accounted for 92% of accounts receivable. At June 30, 2017, two related party customers accounted for 90% of accounts receivable.

Foreign Currency Translation

For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the year and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive income (loss), a component of stockholders' equity (deficit). The foreign currency translation income (loss) included in comprehensive income (loss) was $60 and $- for the three months ended June 30, 2018 and 2017, respectively. The foreign currency translation income (loss) included in comprehensive income (loss) was $56 and $- for the six months ended June 30, 2018 and 2017, respectively.

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

The Company's cash and cash equivalents at June 30, 2018 were $68 which is not sufficient to fund the Company's operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

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

Accounts Receivable

Accounts receivable are reduced, as needed, by an allowance for doubtful accounts. The allowance for doubtful accounts reflects its best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The Company determined that an allowance was necessary at June 30, 2018 of $109 representing accounts greater than 90 days. The Company determined that no allowance was necessary at December 31, 2017.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Property and Equipment

Laboratory ("Lab") and office equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets as indicated in the following table:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, "Impairment or Disposal of Long-Lived Assets." ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As a result of these reviews, no impairment charge has been recorded for the six months ended June 30, 2018 and 2017, respectively.

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

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. There was no sale of equipment during the three and six months ended, June 30, 2018 and 2017, respectively. However, the Company received a 12 month warranty from a customer for a previous equipment sale, for which $7 was recognized as revenue for the three months and six months ended June 30, 2018. There was no warranty revenue for the same periods in 2017.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $117 and $-, for the three months ended June 30, 2018 and 2017, respectively. Revenue from contract research was $162 and $-, for the six months ended June 30, 2018 and 2017, respectively.

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from sales of consumables was $15 and $- for the three months and six months ended June 30, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. The Company generated $131 income from grants during the three and six months ended, June 30, 2018. The Company did not generate any grant income for the three and six months ended June 30, 2017.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of June 30, 2018 or June 30, 2017.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of expenditures related to the development of medical research equipment, compensation and consulting costs. The Company incurred research and development expenses of $1,674 and $- for the three months ended June 30, 2018 and 2017, respectively. The Company incurred research and development expenses of $1,788 and $- for the six months ended June 30, 2018 and 2017, respectively.

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

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

3. Property and Equipment

The following table provides the components of property and equipment:

	June 30,	December 31,
	2018	2017

Lab equipment	$550	$-
Office and computer equipment	36	-
Leasehold improvements	22	-
	608	-
Less: accumulated depreciation and amortization	(106)	-

Total property and equipment, net	$502	$-

Depreciation expense was approximately $90 and $1 for the three months ended, June 30, 2018 and 2017, respectively.  Depreciation expense was approximately $106 and $2 for the six months ended, June 30, 2018 and 2017, respectively.

4. Goodwill and Intangible Assets

The following table provides a rollforward of the Company's goodwill:

		Adjustments to Goodwill
	December 31, 2017	Acquisitions	June 30, 2018

Medical research instrumentation and CRO	$-	$6,490	$6,490
Gross carrying amount	-	6,490	6,490
Accumulated Impairment Loss	-	-	-
Goodwill	$-	$6,490	$6,490

The following table displays intangible assets:

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patents	$26,194	$(1,055)	$25,139	$-	$-	$-

Amortization expense was approximately $926 and $- for the three months ended, June 30, 2018 and 2017, respectively.  Amortization expense was approximately $1,055 and $2 for the six months ended, June 30, 2018 and 2017, respectively.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

5. Notes Payable

In connection with the transaction described in Note 1 and Note 2, the Company assumed the following notes payable.

Promissory Note

The Company has a note payable to Skyline Medical, Inc. ("Skyline") with a principal balance at June 30, 2018 of $1,113 bearing interest at 8% per annum. Interest only payments are due monthly with a balloon payment due on February 28, 2020. The Company is currently in default with this note.

Notes Payable – Related Party

Related Party 1

The Company has a note with a related party with a principal balance at June 30, 2018 of $787 bearing interest at 5% per annum. Interest is payable quarterly commencing on May 1, 2018 with a balloon payment due for the principal outstanding on February 26, 2021. Accrued interest at June 30, 2018 was $13. The Company is currently in default with this note.

Related Party 2

The Company has a note with a related party with a principal balance at June 30, 2018 of $336 bearing interest at 5% per annum. Interest and principal due on quarterly basis commencing on May 1, 2018 with a balloon payment due for the principal outstanding on May 1, 2019. Accrued interest at June 30, 2018 was $6. The Company is currently in default with this note.

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

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

The following table summarizes warrant activity:

	Number of Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	502,113	$0.69	5	$-
Exercisable at December 31, 2017	502,113	$0.69	5	$-

Granted	2,042,382	0.95	5	$-
Exercised	265,800	0.95	5	$-
Canceled	502,113	0.69	5	$-

Outstanding at June 30, 2018	1,776,582	$0.95	5	$-
Exercisable at June 30, 2018	1,776,582	$0.95	5	$-

The fair value of warrants granted were estimated using Black-Scholes option pricing model with the following weighted average assumptions during the six months ended June 30, 2018 when the new warrants were granted.

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

Subsequent to June 30, 2018, warrant holders exercised 150,000 common stock warrants for $143 and accordingly the Company issued 150,000 shares of common stock.

7. Income Taxes

The Company had, subject to limitation as a result of the merger, $17,129 and $- of net operating loss carryforwards at June 30, 2018 and 2017, respectively, which will expire at various dates beginning in 2035 through 2038. In addressing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

The following table provides the components of income (loss) from continuing operations before provision for taxes on income:

	Three Months Ended June 30,		Six Months Ended June 30
	2018	2017	2018	2018

Income (loss) from operations before income taxes:
U.S.	$(2,370)	$(38)	$(2,693)	$(91)
Non-U.S.	(124)	-	(122)	-

	(2,494)	(38)	(2,815)	(91)

Income Tax Provision:
Current:
Federal	-	-	-	-
Foreign	-	-	-	-
State	-	-	-	-

Total Current	-	-	-	-

Deferred:
Federal	180	12	285	23
Foreign	-	-	-	-
State	4	-	9	-

Income Tax Benefit	$184	$12	$294	23

Significant components of deferred tax assets and liabilities are as follows:

	June 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$3,597	$-
Allowance for doubtful accounts	24	-
Deferred revenue	6
Other	3	-

Total deferred tax assets	3,630	-
Less: valuation allowance	(3,597)	-

Total deferred tax assets	$33	$-

Deferred tax liabilities:
Intangible assets	$1,094	$-
Equipment	69	-

Total deferred tax liabilities	1,163	-

Net deferred tax liabilities	$1,130	$-

The Company had an income tax receivable of $31 at June 30, 2018 and December 31, 2017, respectively.

WestMountain Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(expressed in thousands of U.S. dollars)

8. Related Party

The Company is carrying notes payable with two related parties. See Note 4. The Company also earned consulting fees of $- and $40 from related parties for the three months ended June 30, 2018 and 2017, respectively. The Company also earned consulting fees of $19 and $79 for the six months ended June 30, 2018 and 2017, respectively.

9. Commitment and Contingencies

Operating leases

As a result of the merger agreement, the Company entered into lease for office space in Birmingham, AL, Cologne, Germany, and San Antonio, TX. The Company's monthly payments under the lease agreements are approximately $22. Total rent expense for the three months ended June 30, 2018 was approximately $65. Total rent expense for the six months ended June 30, 2018 was $73. There was no rent expense for the three and six months ended June 30, 2017.

Economic Development Grant from the City of San Antonio

On June 11, 2015, the Company entered into an economic development agreement with the City of San Antonio ("City") for $1,000 subject to the Company's commitment to invest significantly in San Antonio with respect to facilities and employment. Accordingly, the City made the first installment of $500 on August 13, 2015. On March 29, 2016, the Company returned $100 of the $500 leaving a remaining balance of $400.

On April 9, 2018, the Company and the City terminated by mutual consent, the economic development agreement. The Company, as part of the termination, agreed to return the $400 over a twenty-four month period with first payment due within 60 days or June 8, 2018. The amount has been accrued and is a component of accounts payable (short-term portion) and other long-term liability (long-term portion) as of June 30, 2018. The Company is currently in default with this agreement, and accordingly, is in negotiation with the City to extend the first repayment installment.

10. Subsequent Events

Warrant Exercise

As referenced in Note 6 above, subsequent to June 30, 2018, warrant holders exercised 150,000 common stock warrants for $143 and accordingly, the Company issued 150,000 shares of common stock.

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

Effective May 1, 2018, a formal settlement was reached and executed, whereby Dr. Crumb agreed to compensate the Company in the amount of $468 as follows:

•	$300 – to be paid over time from Dr. Crumb's on-going, but new CRO work.
•	$168 – paid from current CRO studies contracted for which one hundred percent (100%) is payable to the Company. This research is expected to be completed by the end of 2018.

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

The Company's cash and cash equivalents at June 30, 2018 were $68,000 which is not sufficient to fund the Company's operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

The address of our principal executive office is 3463 Magic Drive, Suite 120, San Antonio, Texas 78229. Our telephone number is (210) 612-2727. Our website is http://www.cytobioscience.com.

Our common stock is quoted on the OTC Pink marketplace under the symbol "WASM".

We have not been subject to any bankruptcy, receivership or similar proceedings.

Results of Operations

The following discussion involves our results of operations of the three months ended June 30, 2018 and 2017.

For the three months ended June 30, 2018, the Company generated equipment sales revenue of $7,000 compared to $- for the same period in 2017. The revenue is warranty revenue from a twelve month warranty contract issued to a customer for a previously sold instrument. Warranty revenue is recognized ratably over the term of the contract.

For the three months ended June 30, 2018, the Company generated contract research revenue of $117,000 compared to $- for the same period in 2017.

For the three months ended June 30, 2018, the Company generated consulting revenue of $- compared to $41,000 for the same period in 2017. Of the consulting revenue, $- and $40,000 were from related parties for the three months ended June 30, 2018 and 2017, respectively.

As a result of the merger, consulting operations have been phased out as the Company transitioned to medical research instrumentation and research services. The Company expects significant revenue growth from its instrumentation and research services.

Research and development expenses were $1,674,000 for the three months ended June 30, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation and other related equipment and products.

General and administrative expenses were $560,000 for the three months ended June 30, 2018 compared to $85,000 for the same period in 2017. The increase in general and administrative expenses is result of the merger with the addition of operations in multiple sites in the U.S. as well as the research laboratory in Cologne, Germany.

For the three months ended June 30, 2018, the Company had a net loss of $2,310,000 compared to a net loss of $26,000 for the same period in 2017. The increase in the net loss is primarily the result of the merger with increased research and development as well as general and administrative costs.

The following discussion involves our results of operations of the six months ended June 30, 2018 and 2017.

For the six months ended June 30, 2018, the Company generated equipment sales revenue of $7,000 compared to $- for the same period in 2017. The revenue is warranty revenue from a twelve month warranty contract issued to a customer for a previously sold instrument. Warranty revenue is recognized ratably over the term of the contract.

For the six months ended June 30, 2018, the Company generated contract research revenue of $162,000 compared to $- for the same period in 2017.

For the six months ended June 30, 2018, the Company generated consulting revenue of $19,000 compared to $81,000 for the same period in 2017. Of the consulting revenue, $19,000 and $79,000 were from related parties for the six months ended June 30, 2018 and 2017, respectively.

As a result of the merger, consulting operations have been phased out as the Company transitioned to medical research instrumentation and research services. The Company expects significant revenue growth from its instrumentation and research services.

Research and development expenses were $1,788,000 for the six months ended June 30, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation and other related equipment and products.

General and administrative expenses were $795,000 for the six months ended June 30, 2018 compared to $178,000 for the same period in 2017. The increase in general and administrative expenses is result of the merger with the addition of operations in multiple sites in the U.S. as well as the research laboratory in Cologne, Germany.

For the six months ended June 30, 2018, the Company had a net loss of $2,521,000 compared to a net loss of $68,000 for the same period in 2017. The increase in the net loss is primarily the result of the merger with increased research and development as well as general and administrative costs.

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

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. There was no sale of equipment during the three and six months ended, June 30, 2018 and 2017, respectively. However, the Company received a 12 month warranty from a customer for a previous equipment sale, for which $7 was recognized as revenue for the three months and six months ended June 30, 2018. There was no warranty revenue for the same periods in 2017.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $117 and $-, for the three months ended June 30, 2018 and 2017, respectively. Revenue from contract research was $162 and $-, for the six months ended June 30, 2018 and 2017, respectively.

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from sales of consumables was $15 and $- for the three months and six months ended June 30, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. The Company generated $131 income from grants during the three and six months ended, June 30, 2018. The Company did not generate any grant income for the three and six months ended June 30, 2017.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of June 30, 2018 or June 30, 2017.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of expenditures related to the development of medical research equipment, compensation and consulting costs. The Company incurred research and development expenses of $1,674,000 and $- for the three months ended June 30, 2018 and 2017, respectively. The Company incurred research and development expenses of $1,788,000 and $- for the six months ended June 30, 2018 and 2017, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the following material weaknesses:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six months ended June 30, 2018, warrant holders exercised 265,800 common stock warrants for $253,000 for which the Company issued 265,800 shares of common stock. The proceeds were used for operations.

These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a "public offering," as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. All of the securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit		Filed or Furnished
Number	Exhibit Description	Herewith

31.1	Certification of CEO pursuant to Sec. 302	X

31.2	Certification of CFO pursuant to Sec. 302	X

32.1*	Certification of CEO/CFO pursuant to Sec. 906	X

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

WESTMOUNTAIN COMPANY

By: /s/ James R. Garvin
James R. Garvin, Chief Executive Officer and Director

By: /s/ Henry C. Bourg
Henry C. Bourg, Chief Financial Officer (Principal Accounting and Financial Officer)