Form 10-Q/A
period 2018-06-30
WESTMOUNTAIN Co
filed 2018-11-01
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q of WestMountain Company (the "Company") for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission (the "SEC") on September 28, 2018 (the "Original Filing").

This Amendment is being filed solely to amend the cover page to indicate that the registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days; and 2) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.

In connection with this Amendment, we are including in Part II, Item 6, the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. No other changes have been made to the Original Filing.

Except as described above, this Amendment does not alter or affect any other part or other information set forth in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit		Filed or Furnished
Number	Exhibit Description	Herewith

31.1	Certification of CEO pursuant to Sec. 302	X

31.2	Certification of CFO pursuant to Sec. 302	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized November 1, 2018.

WESTMOUNTAIN COMPANY

By: /s/ James R. Garvin
James R. Garvin, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Henry C. Bourg
Henry C. Bourg, Chief Financial Officer (Principal Accounting and Financial Officer)