Form 10-Q
period 2018-09-30
WESTMOUNTAIN Co
filed 2018-11-14
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

(210) 767-2727

(Registrant’s telephone number including area code)

(Former Name or Former Address, if Changed Since the Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, November 1, 2018, was 54,798,761.

Form 10-Q

WestMountain Company

PART I FINANCIAL INFORMATION

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Company,” “we,”” us,” and” our,” refer to WestMountain Company, a Colorado corporation, and our wholly-owned subsidiaries CytoBioscience, Inc., SolubleBioscience, Inc. and Cytocentrics Bioscience, GmbH.

Items 1. CONDENSED FINANCIAL STATEMENTS

WestMountain Company

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2018	2017
Current Assets	(Unaudited)

Cash and cash equivalents	$116	$235
Accounts receivable, related parties	-	12
Accounts receivable, net	314	1
Other current assets	588	561
Total current assets	1,018	809
Property and equipment, net of accumulated depreciation of $222 and $-, respectively	371	-
Goodwill	6,490	-
Intangible assets, net	24,228	-
Deposits and other assets	14	-
Total assets	$32,121	$809
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$2,622	$292
Notes payable, related parties	1,307	-
Notes payable	1,238	-
Total current liabilities	5,167	292
Long-term liabilities
Deferred tax liability	959	-
Other long-term liability	100	-
Total liabilities	6,226	292

Stockholders’ equity (deficit)
Preferred stock, par value $0.10 per share, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 54,798,761 and 9,508,539 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	54	10
Additional paid-in capital	29,577	480
Accumulated (deficit) earnings	(3,743)	27
Accumulated other comprehensive income (loss)	7	-
Total stockholders' equity (deficit)	25,895	517
Total liabilities and stockholders' equity (deficit)	$32,121	$809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(expressed in thousands of U.S. dollars)

	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Equipment sales	$182	$-	$188	$-
Contract research	400	-	562	-
Consumables	13	-	29	-
Grants	51	-	182	-
Consulting	-	38	19	120
	646	38	980	120
Cost of sales	88	-	199	-
Gross margin	558	38	781	120
Research and Development	1,396	-	3,184	-
General and administrative	535	101	1,330	280
	1,931	101	4,514	280
Loss from operations	(1,373)	(63)	(3,733)	(160)
Other expense (income)	51	(5)	503	(10)
Net loss before income tax benefit	(1,424)	(58)	(4,236)	(150)
Income tax benefit	172	7	465	30
Net loss	(1,252)	(51)	(3,771)	(120)
Impact of foreign currency fluctuations	(48)	-	7	-
Comprehensive loss	$(1,300)	$(51)	$(3,764)	$(120)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.09)	$(0.01)

Basic and diluted weighted average shares outstanding	54,780,826	9,517,402	41,883,300	9,517,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WestMountain Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,771)	$(120)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	2,189	2
Deferred taxes	(465)	-
Changes in operating assets and liabilities
Accounts and other receivables	(151)	(60)
Prepaid expenses and other current assets	442	2
Accounts payable and liabilities	(127)	21
Net cash used in operating activities	(1,883)	(155)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	1,835	-
Proceeds from notes payable	122	-
Repayments of loans and notes payable	(200)	(3,218)
Net cash provided by financing activities	1,757	-

Effect of Exchange Rate Changes	7	-
		(38
Net Change in Cash and Cash Equivalents	(119)	(155)
Cash and Cash Equivalents, beginning of period	235	685
Cash and Cash Equivalents, end of period	$116	$530

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$2
Interest	$46	$-

Supplemental disclosure of financing activities:
Notes converted and stock exchanged in connection
with the transaction described in Note 2	$30,362	$-

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

On March 19, 2018, we entered into an Agreement of Merger and Plan of Reorganization, dated March 19, 2018, with WASM Acquisition Corp. (“WASM”), a Colorado corporation and a subsidiary of WestMountain, and CytoBioscience, Inc and its subsidiaries (“CytoBioscience”). Pursuant to the terms of the Merger Agreement, on March 19, 2018 (the "Closing Date"), WASM merged with and into CytoBioscience (the "Merger"), with CytoBioscience surviving the Merger and becoming a wholly-owned subsidiary of WestMountain, and the Stockholders of the CytoBioscience became Stockholders of WestMountain. On the Closing Date, all outstanding shares of capital stock of the CytoBioscience were cancelled and exchanged for 42,522,598 newly issued shares of common stock of WestMountain ("Common Stock"). Also, on the Closing Date all outstanding warrants and stock options of CytoBioscience were canceled.

Under U.S. generally accepted accounting principles (“GAAP”), the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, CytoBioscience is considered to have acquired the Company. Consequently, the historical financial statements reflect the operations and financial condition of CytoBioscience and operations of the Company beginning on the closing date of the Merger.

As a result of the merger, the Company is now a manufacturer of medical research instrumentation and related consumables (cells, microchips, reagents, etc.). In addition, the Company now provides contract research (CRO) to the drug research and pharmaceutical market, with an emphasis on drug safety and analysis. The Company is currently examining additional acquisitions that could possible expand its product portfolio.

Unaudited Financial Information

The accompanying financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. In the opinion of management, all normal and recurring adjustments, which are necessary to provide a fair presentation of the Company's financial position at September 30, 2018 and its operating results for the three and nine months ended September 30, 2018 and 2017, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in: (i) the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for the year ended December 31, 2017 on March 16, 2018; as well as in (ii) the Amendment Number 1 to the Current Report on Form 8-K/A filed with the SEC on August 24, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily an indication of operating results to be expected for the year.

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

Concentrations

During the three months ended September 30, 2018, two customers accounted for 71% of total revenue. During the three months ended September 30, 2017, two related party customers accounted for 100% of total revenue. During the nine months ended September 30, 2018, one customer accounted for 48% of revenue. During the nine months ended September 30, 2017, two related party customers represented 98% of revenue. At September 30, 2018, one customer accounted for 88% of accounts receivable. At September 30, 2017, two related party customers accounted for 94% of accounts receivable.

Foreign Currency Translation

For subsidiaries whose functional currencies are not the U.S. dollar, the Company uses the average exchange rate for the year and the exchange rate at the balance sheet date, to translate the operating results and financial position to U.S. dollar, the reporting currency, respectively. Translation differences are recorded in accumulated other comprehensive income, a component of stockholders' equity. The foreign currency translation (loss) included in comprehensive loss was $48 and $- for the three months ended September 30, 2018 and 2017, respectively. The foreign currency translation income (loss) included in comprehensive income was $7 and $- for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s cash and cash equivalents at September 30, 2018 were $116 which is not sufficient to fund the Company’s operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

In the event financing is not obtained, the Company may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of its development programs or clinical trials, these events could have a material adverse effect on its business, results of operations, and financial condition. These factors raise significant doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

Accounts Receivable

Accounts receivable are reduced, as needed, by an allowance for doubtful accounts. The allowance for doubtful accounts reflects its best estimate of probable losses determined principally on the basis of historical experience and specific allowances for known troubled accounts. All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts. The Company determined that an allowance was necessary at September 30, 2018 of $115 representing accounts greater than 90 days. The Company determined that no allowance was necessary at December 31, 2017.

Property and Equipment

Laboratory (“Lab”) and office equipment is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets as indicated in the following table:

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

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the Company’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

Definite-lived intangible assets, primarily the Company’s patented technology, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. These assets are currently amortized over 10 years on a straight-line basis. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attribution rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As a result of these reviews, no impairment charge has been recorded for the nine months ended September 30, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. Revenue from the sale of equipment was $175 and $- during the three and nine months ended, September 30, 2018 and 2017, respectively. The Company received a 12-month warranty from a customer for a previous equipment sale, for which $7 and $13 was recognized as revenue for the three and nine months ended September 30, 2018, respectively. There was no warranty revenue for the same periods in 2017.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $400 and $-, for the three months ended September 30, 2018 and 2017, respectively. Revenue from contract research was $562 and $-, for the nine months ended September 30, 2018 and 2017, respectively.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from sales of consumables was $13 and $- for the three months ended September 30, 2018 and 2017, respectively. Revenue from the sale of consumables was $29 and

$-, for the nine months ended September 30, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. The Company recognized $51 of income from grants during the three months ended, September 30, 2018. The Company generated $182 for the nine months ended September 30, 2018. The Company did not generate any grant income for the three and nine months ended September 30, 2017.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of September 30, 2018 or September 30, 2017.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of expenditures related to the development of medical research equipment, compensation and consulting costs. The Company incurred research and development expenses of $1,396 and $- for the three months ended September 30, 2018 and 2017, respectively. The Company incurred research and development expenses of $3,184 and $- for the nine months ended September 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (reporting revenue gross versus net). Also, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Identifying Performance Obligations and Licensing, and in May 2016 the FASB issued ASU 2016-12, Revenue Recognition – New Scope Improvements and Practical Expedients. These standards are effective for interim and annual periods beginning after December 15, 2017, and may be adopted earlier. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company has adopted the new standard as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the condensed consolidated financial statements.

2. Acquisitions

On March 19, 2018, the Company completed the Merger with CytoBioscience, pursuant to which WASM Acquisition Corp. the Company’s former wholly owned subsidiary, merged with and into CytoBioscience with CytoBioscience surviving as a wholly owned subsidiary of the Company.

The Company is finalizing the original valuation and as a result there may be possible future adjustments to the purchase price allocation. The purchase was completed by converting common stock, warrants, and preferred stock for equity of approximately $30,362.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

3. Property and Equipment

The following table provides the components of property and equipment:

	September 30,	December 31,
	2018	2017

Lab equipment	$514	$-
Office and computer equipment	56	-
Leasehold improvements	22	-
	592	-
Less: accumulated depreciation and amortization	(222)	-

Total property and equipment, net	$371	$-

Depreciation expense was approximately $116 and $- for the three months ended, September 30, 2018 and 2017, respectively.

Depreciation expense was approximately $222 and $2 for the nine months ended, September 30, 2018 and 2017, respectively.

4. Goodwill and Intangible Assets

The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 31, 2017	Acquisitions	September 30, 2018

Medical research instrumentation and CRO	$-	$6,490	$6,490
Gross carrying amount	-	6,490	6,490
Accumulated Impairment Loss	-	-	-
Goodwill	$-	$6,490	$6,490

The following table displays intangible assets:

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patents	$26,194	$(1,967)	$25,139	$-	$-	$-

Amortization expense was approximately $917 and $- for the three months ended, September 30, 2018 and 2017, respectively.

Amortization expense was approximately $1,967 and $- for the nine months ended, September 30, 2018 and 2017, respectively.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

5.       Notes Payable

In connection with the transaction described in Note 1 and Note 2, the Company assumed the following notes payable.

Promissory Note

The Company has a note payable to Skyline Medical, Inc. (“Skyline”) with a principal balance at September 30, 2018 of $1,113 bearing interest at 8% per annum. Interest only payments are due monthly with a balloon payment due on February 28, 2020. The Company is currently in default with this note. Past due interest was $15 as of September 30, 2018.

The Company has a note payable to Maynard Cooper & Gale, LLP with a principal balance at September 30, 2018 of $125 bearing interest at 8% per annum. Interest and principal are due monthly with the final payment due August 15, 2018. The Company is currently in default with this note as $20 of accrued interest as of September 30, 2018 is past due.

Notes Payable – Related Party

Related Party 1

The Company has a note with a related party with a principal balance at September 30, 2018 of $787 bearing interest at 5% per annum. Interest is payable quarterly commencing on May 1, 2018 with a balloon payment due for the principal outstanding on February 26, 2021. Accrued interest at September 30, 2018 was $23. The Company is currently in default with this note as $20 of accrued interest as of September 30, 2018 is past due. The Party has agreed to extend this note so that it is no longer in default.

Related Party 2

The Company has a note with a related party with a principal balance at September 30, 2018 of $336 bearing interest at 5% per annum. Interest and principal due on quarterly basis commencing on May 1, 2018 with a balloon payment due for the principal outstanding on May 1, 2019. Accrued interest at September 30, 2018 was $10. The Company is currently in default with this note as $150 of principal and $8 of accrued interest as of September 30, 2018 is past due.

The Party has agreed to extend this note so that it is no longer in default.

Related Party 3

The Company has note with a related party for up to $75 bearing interest at 12% per annum. Principal balance at September 30, 2018 was $38. Interest and principal are due immediately upon sufficient capital received through any Company investment activities.

Related Party 4

The Company has a note with a related party with a principal balance at September 30, 2018 of $85 bearing interest at 12% per annum. Interest and principal are due immediately upon sufficient capital received through Company investment activities.

Related Party 5

The Company has a note with a related party with a principal balance at September 30, 2018 of $61 bearing interest at 3.75% per annum. The note is due immediately upon sufficient capital received through any Company investment activities.

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

6. Stockholder’s Equity

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

The following table summarizes warrant activity

	Number of Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	502,113	$0.69	5	$-
Exercisable at December 31, 2017	502,113	$0.69	5	$-

Granted	2,042,382	0.95	5	$-
Exercised	415,800	0.95	5	$-
Canceled	502,113	0.69	5	$-

Outstanding at September 30, 2018	1,626,582	$0.95	5	$-
Exercisable at September 30, 2018	1,626,582	$0.95	5	$-

The fair value of warrants granted were estimated using Black-Scholes option pricing model with the following weighted average assumptions during the nine months ended September 30, 2018 when the new warrants were granted.

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

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

7. Income Taxes

The Company had, subject to limitation as a result of the merger, $17,730 and $- of net operating loss carryforwards at September 30, 2018 and 2017, respectively, which will expire at various dates beginning in 2035 through 2038. In addressing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible.

The following table provides the components of income (loss) from continuing operations before provision for taxes on income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2018

Income (loss) from operations before income taxes:
U.S.	$(1,703)	$(58)	$(4,394)	$(150)
Non-U.S.	3	-	(118)	-

	(1,700)	(58)	(4,512)	(150)

Deferred:
Federal	168	7	453	30
State	4	-	12	-

Income Tax Benefit	$172	$7	$465	30

Significant components of deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforward	$3,724	$-
Allowance for doubtful accounts	24	-
Deferred revenue	2
Other	3	-

Total deferred tax assets	3,753	-
Less: valuation allowance	-3,723	-

Total deferred tax assets	$30	$-

Deferred tax liabilities:
Intangible asset amortization	$932	$-
Equipment depreciation	57	-

Total deferred tax liabilities	989	-

Net deferred tax liabilities	$959	$-

WestMountain Company

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(expressed in thousands of U.S. dollars)

The Company had an income tax receivable of $31 at September 30, 2018 and December 31, 2017, respectively.

8. Related Party

The Company is carrying notes payable with five related parties. See Note 4. The Company also earned consulting fees of $- and $38 from related parties for the three months ended September 30, 2018 and 2017, respectively. The Company also earned consulting fees of $19 and $120 for the nine months ended September 30, 2018 and 2017, respectively.

9. Commitment and Contingencies

Operating leases

As a result of the merger agreement, the Company entered into leases for office space in Birmingham, AL, Cologne, Germany, and San Antonio, TX. The Company’s monthly payments under the lease agreements are approximately $22. Total rent expense for the three months ended September 30, 2018 was approximately $65. Total rent expense for the nine months ended September 30, 2018 was $112. There was no rent expense for the three and nine months ended September 30, 2017.

Economic Development Grant from the City of San Antonio

On September 11, 2015, the Company entered into an economic development agreement with the City of San Antonio (“City”) for $1,000 subject to the Company’s commitment to invest significantly in San Antonio with respect to facilities and employment. Accordingly, the City made the first installment of $500 on August 13, 2015. On March 29, 2016, the Company returned $100 of the $500 leaving a remaining balance of $400.

On April 9, 2018, the Company and the City terminated by mutual consent, the economic development agreement. The Company, as part of the termination, agreed to return the $400 over a twenty-four-month period with first payment due within 60 days or September 8, 2018. The amount has been accrued and is a component of accounts payable (short-term portion) and other long-term liability (long-term portion) as of September 30, 2018. The Company is currently in default with this agreement, and accordingly, is in negotiation with the City to extend the first repayment installment. However, the City is working with the Company to extend and renegotiate the payment agreement.

Legal Dispute with Dr. William Crumb, Director of CRO Services

During January 2018, a legal dispute arose between the Company and Dr. William Crumb, the Company’s Director of CRO services. The Company and Dr. Crumb disagreed on whether there was proper authorization, to conduct research services using company resources for existing company customers for the benefit of a company not affiliated with CytoBioscience, Inc. It was agreed that Dr. Crumb would become an independent consultant and an agreement was reached, signed on May 1, 2018 whereby Dr. Crumb agreed to compensate the Company in the amount of $468 as follows in order to settle the dispute:

•	$300 – to be paid over time from Dr. Crumb’s on-going, but new CRO work
•	$168 – paid from current CRO studies contracted for which one hundred percent (100%) is payable to the Company. This research is expected to be completed by the end of the first quarter, 2019
•	To date, Dr. Crumb has paid $192 towards the total balance, and accounts receivable includes $276 receivable from Dr. Crumb.

10. Subsequent Events

On November 5, 2018, Henry Bourg, the Company’s CFO, resigned and the Company appointed Brian Zucker, CPA, as CFO, effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2018 for further discussion.

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

Merger

On March 19, 2018, we entered into an Agreement of Merger and Plan of Reorganization, dated March 19, 2018, with WASM Acquisition Corp. (“WASM”), a Colorado corporation and a subsidiary of the WestMountain, and CytoBioscience, Inc. and its subsidiaries (“CytoBioscience”). Pursuant to the terms of the Merger Agreement, on March 19, 2018 (the "Closing Date"), WASM merged with and into CytoBioscience (the "Merger"), with CytoBioscience surviving the Merger and becoming a wholly-owned subsidiary of WestMountain, and the Stockholders of the CytoBioscience became Stockholders of WestMountain. On the Closing Date, all outstanding shares of capital stock of the CytoBioscience were cancelled and exchanged for 42,522,598 newly issued shares of common stock of WestMountain. Also, on the Closing Date all outstanding warrants and stock options of CytoBioscience were canceled.

Under U.S. generally accepted accounting principles (“GAAP”), the Merger is treated as a “reverse merger” under the acquisition method of accounting. For accounting purposes, CytoBioscience is considered to have acquired the Company. Consequently, the historical financial statements reflect the operations and financial condition of CytoBioscience and operations of the Company beginning on the closing date of the Merger.

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

The Company’s cash and cash equivalents at September 30, 2018 were $116 which is not sufficient to fund the Company’s operations for the next twelve months. Accordingly, the Company will require additional cash to fund and continue its operations. As such the Company expects to seek business combinations which could provide a platform for raising the necessary operating as well as research and development funds required until such point that revenue for sales and services are sufficient to fund such activities. The Company anticipates raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow the Company to continue its operations, or if available, on acceptable terms.

The address of our principal executive office is 3463 Magic Drive, Suite 120, San Antonio, Texas 78229. Our telephone number is (210) 612-2727. Our website is http://www.cytobioscience.com.

Our common stock is quoted on the OTC Pink marketplace under the symbol "WASM".

We have not been subject to any bankruptcy, receivership or similar proceedings.

Results of Operations (expressed in thousands of U.S. dollars)

The following discussion involves our results of operations of the three months ended September 30, 2018 and 2017.

For the three months ended September 30, 2018, the Company generated equipment sales revenue of $182 compared to $- for the same period in 2017. The revenue includes warranty revenue from a twelve-month warranty contract issued to a customer for a previously sold instrument. Warranty revenue is recognized ratably over the term of the contract.

For the three months ended September 30, 2018, the Company generated contract research revenue of $400 compared to $- for the same period in 2017. The revenue includes $276 from Dr. William Crumb; see Note 9 of the accompanying consolidated financial statements for further discussion regarding Dr. Crumb.

For the three months ended September 30, 2018, the Company generated consulting revenue of $- compared to $38 for the same period in 2017. Of the consulting revenue, $- and $38 were from related parties for the three months ended September 30, 2018 and 2017, respectively.

As a result of the merger, consulting operations have been phased out as the Company transitioned to medical research instrumentation and research services. The Company expects significant revenue growth from its instrumentation and research services.

Research and development expenses were $1,396 for the three months ended September 30, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation and other related equipment and products.

General and administrative expenses were $535 for the three months ended September 30, 2018 compared to $101 for the same period in 2017. The increase in general and administrative expenses is result of the merger with the addition of operations in multiple sites in the U.S. as well as the research laboratory in Cologne, Germany.

For the three months ended September 30, 2018, the Company had a net loss of $1,528 compared to a net loss of $51 for the same period in 2017. The increase in the net loss is primarily the result of the merger with increased research and development as well as general and administrative costs.

The following discussion involves our results of operations of the nine months ended September 30, 2018 and 2017.

For the nine months ended September 30, 2018, the Company generated equipment sales revenue of $188 compared to $- for the same period in 2017. The revenue includes warranty revenue from a twelve-month warranty contract issued to a customer for a previously sold instrument. Warranty revenue is recognized ratably over the term of the contract.

For the nine months ended September 30, 2018, the Company generated contract research revenue of $562 compared to $- for the same period in 2017. The revenue includes $468 from Dr. William Crumb; see Note 9 of the accompanying consolidated financial statements for further discussion regarding Dr. Crumb.

For the nine months ended September 30, 2018, the Company generated consulting revenue of $19 compared to $120 for the same period in 2017. Of the consulting revenue, $19 and $116 were from related parties for the nine months ended September 30, 2018 and 2017, respectively.

As a result of the merger, consulting operations have been phased out as the Company transitioned to medical research instrumentation and research services. The Company expects significant revenue growth from its instrumentation and research services.

Research and development expenses were $3,184 for the nine months ended September 30, 2018 compared to $- for the same period in 2017. The Company expects to continue to invest in research and development primarily for its ion channel screening instrumentation and other related equipment and products.

General and administrative expenses were $1,330 for the nine months ended September 30, 2018 compared to $280 for the same period in 2017. The increase in general and administrative expenses is result of the merger with the addition of operations in multiple sites in the U.S. as well as the research laboratory in Cologne, Germany.

For the nine months ended September 30, 2018, the Company had a net loss of $4,047 compared to a net loss of $120 for the same period in 2017. The increase in the net loss is primarily the result of the merger with increased research and development as well as general and administrative costs.

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

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the Company’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Definite-lived intangible assets, primarily the Company’s patented technology, are amortized over the pattern in which the economic benefits of the intangible assets are utilized and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. These assets are currently amortized over 10 years on a straight-line basis. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attribution rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: 1) a contract or sales arrangement exists; 2) delivery has occurred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectability is reasonably assured.

Equipment Sales

Revenue from the sale of instrumentation is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from warranties are recognized ratably over the contractual term of the warranty agreement. Revenue from the sale of equipment was $175 and $- during the three and nine months ended, September 30, 2018 and 2017, respectively. The Company received a 12-month warranty from a customer for a previous equipment sale, for which $7 and $13 was recognized as revenue for the three and nine months ended September 30, 2018, respectively. There was no warranty revenue for the same periods in 2017.

Contract Research

Revenue from contract research services is recognized based on a fee per data point at the time services are performed and the final report is issued to the customer. Revenue from contract research was $124 and $-, for the three months ended September 30, 2018 and 2017, respectively. Revenue from contract research was $286 and $-, for the nine months ended September 30, 2018 and 2017, respectively.

Consumables

Revenue from the sale of consumables is recognized at the time of shipment to the customer, provided no significant vendor obligations remain and collectability is probable. Revenue from sales of consumables was $13 and $- for the three months ended September 30, 2018 and 2017, respectively. Revenue from the sale of consumables was $29 and

$-, for the nine months ended September 30, 2018 and 2017, respectively.

Grants

Revenue from grants is recognized at the time of funding or over time based on the specific terms of the individual grants. The Company recognized $51 of income from grants during the three months ended, September 30, 2018. The Company generated $182 for the nine months ended September 30, 2018. The Company did not generate any grant income for the three and nine months ended September 30, 2017.

Shipping and Handling Charges

The Company includes the cost of shipping and handling incurred in the importation of goods in cost of sales.

Product Warranty

The Company provides a 6 month limited warranty to the end consumer on all products. The Company does not believe a product warranty reserve is required as of September 30, 2018 or September 30, 2017.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of expenditures related to the development of medical research equipment, compensation and consulting costs. The Company incurred research and development expenses of $1,396 and $- for the three months ended September 30, 2018 and 2017, respectively. The Company incurred research and development expenses of $3,184 and $- for the nine months ended September 30, 2018 and 2017, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that our internal control over financial reporting was not effective as of September 30, 2018 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are beginning an analysis with CRO Partners to see what, if any, changes might be considered.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed with the Security Exchange Commission on September 28, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2018, warrant holders exercised 150,000 common stock warrants for $143 for which the Company issued 150,000 shares of common stock. The proceeds were used for operations.

During the nine months ended September 30, 2018, warrant holders exercised 415,800 common stock warrants for $395 for which the Company issued 415,800 shares of common stock. The proceeds were used for operations.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. All of the securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For information regarding defaults on the payments of interest and principal due pursuant to notes payable we have issued please see the heading Promissory Note in Note 5. Notes Payable in the Notes to Our Condensed Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1*	Certification of CEO/CFO pursuant to Sec. 906

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized November 13, 2018.

WESTMOUNTAIN COMPANY

By: /s/ James R. Garvin
James R. Garvin, Chief Executive Officer and (Principal Executive Accounting Officer)

By: /s/ Brian Zucker
Brian Zucker, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

