Form 10-Q/A
period 2018-09-30
WESTMOUNTAIN Co
filed 2018-11-15
CIK 1421603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment Number 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to WestMountain Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed with the Securities and Exchange Commission on November 14, 2018, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

2

ITEM 6.  EXHIBITS

Exhibit
Number	Description

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1*	Certification of CEO/CFO pursuant to Sec. 906

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized November 15, 2018.

WESTMOUNTAIN COMPANY

By: /s/ James R. Garvin
James R. Garvin, Chief Executive Officer and (Principal Executive Accounting Officer)

By: /s/ Brian Zucker
Brian Zucker, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

3